Form 10-Q
period 1995-03-31
REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
filed 1995-05-09
CIK 82373

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ___________________

                                   FORM  10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- - --- EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          COMMISSION FILE NUMBER 1-9639


                   REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                  95-2565432
  (State or other jurisdiction of               (I.R.S. Employer I.D. Number)
   incorporation or organization)

  12011 SAN VICENTE BLVD., SUITE 707
       LOS ANGELES, CALIFORNIA                              90049
  (Address of principal executive offices)                 Zip Code

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 476-7793

                                 NOT APPLICABLE
Former Name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No    .
                                        ---      ---

                    Shares of Beneficial Interest outstanding
                        as of March 31, 1995  - 9,324,317

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Balance Sheets (Unaudited)  (Note 1)

                                                Mar. 31,            Dec. 31,
                                                  1995                1994
                                              --------------------------------
                                                     ($ in thousands)

ASSETS
Investments in Rental Properties . . . . . .
  Land . . . . . . . . . . . . . . . . . . .         44,220          $  44,213
  Buildings and improvements . . . . . . . .        164,114            162,015
                                                   --------           --------
                                                    208,334            206,228
    Less accumulated depreciation. . . . . .       (20,103)          ( 18,889)
                                                   --------           --------
                                                    188,231            187,339

Investment in Unconsolidated Partnership . .          1,416              1,524
Notes Receivable Secured by Real Properties.          5,384              7,437
Cash . . . . . . . . . . . . . . . . . . . .          1,362                867
Other Assets . . . . . . . . . . . . . . . .          1,023              1,793
                                                   --------           --------
                                                   $197,416           $198,963
                                                   --------           --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable. . . . . . . . . . . . . . . .  $      87,261        $    88,675
Accounts Payable and Accrued Expenses. . . .          2,053              1,901
Distributions Payable to Shareholders. . . .          3,310              3,299
                                                   --------           --------
                                                     92,624             93,875
                                                   --------           --------

SHAREHOLDERS' EQUITY

Shares of Beneficial Interest  -  no
  par value  -  unlimited shares
  authorized; 9,324,317 shares in
  1995 and 9,294,251 shares in 1994
  issued and outstanding . . . . . . . . . .        104,792            105,090
                                                   --------           --------
                                                   $197,416           $198,965
                                                   --------           --------
                                                   --------           --------

                 See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Statements of Income (Unaudited) (Note 1)

                                                For the Three Months Ended
                                             March 31,               March 31,
                                               1995                    1994
                                          ---------------------------------------
                                          ($ in thousands, except per-share data)
REVENUES
  Rental . . . . . . . . . . . . . . . .       $8,066                   $5,719
  Interest/Other . . . . . . . . . . . .          351                      290
                                               ------                   ------
                                                8,417                    6,009
                                               ------                   ------
REAL ESTATE EXPENSES
  Depreciation . . . . . . . . . . . . .        1,322                      851
  Interest . . . . . . . . . . . . . . .        1,733                      605
  Property Taxes . . . . . . . . . . . .          469                      252
  Repairs and Maintenance. . . . . . . .          435                      285
  Insurance. . . . . . . . . . . . . . .           59                       31
  Leasing Commissions and Payroll. . . .          519                      320
  Utilities. . . . . . . . . . . . . . .          520                      350
  Other. . . . . . . . . . . . . . . . .          428                      260
                                                -----                    -----
                                                5,485                    2,954
                                                -----                    -----

ADMINISTRATIVE EXPENSES
  Trustees Fees. . . . . . . . . . . . .           30                       21
  Professional Services. . . . . . . . .           37                       36
  Salaries and Overhead. . . . . . . . .          252                      231
                                               ------                   ------
                                                  319                      288
                                               ------                   ------

NET INCOME . . . . . . . . . . . . . . .       $2,613                   $2,767
                                               ------                   ------

FUNDS FROM OPERATIONS - NOTE 5 . . . . .       $3,958                   $3,638
                                               ------                   ------

Weighted Average Shares Outstanding
 (in thousands). . . . . . . . . . . . .        9,306                    9,246

Per Share Data
 Net Income. . . . . . . . . . . . . . .        $.281                    $.299
                                                 ----                     ----

 Cash Distributions. . . . . . . . . . .        $.355                    $.330
                                                 ----                     ----

                 See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Statements of Cash Flows (Unaudited) (Note 1)

                                                    For the Three Months Ended
                                                    March 31,         March 31,
                                                      1995              1994
                                                    ---------------------------
                                                          ($ in thousands)

Cash Flow from operating activities:
  Net income . . . . . . . . . . . . . . . .            $2,613          $2,767
Adjustment to reconcile net income to net
  cash provided by operating activities:

  Depreciation and amortization. . . . . . .             1,345             871
  Decrease (increase) other assets . . . . .               884        (   259)
  Increase (decrease) in accounts payable. .               153             254
                                                       -------         -------

Net cash provided by operating activities. .             4,995           3,633
                                                       -------         -------

Cash flows from investing activities:

  Additions to buildings and improvements. .          ( 2,106)        (   306)
  Purchases of rental properties . . . . . .               -0-        (20,142)
  Collections on notes receivable. . . . . .             2,054               6
                                                       -------         -------

Net Cash (used in) provided by . . . . . . .
  investing activities . . . . . . . . . . .          (    52)        (20,442)
                                                       -------         -------

Cash flow from financing activities:

  Principal payments on notes payable
   and lines of credit . . . . . . . . . . .          ( 1,414)        (32,750)
  Distributions to Shareholders. . . . . . .          ( 3,299)        ( 3,048)
  Proceeds from long-term unsecured
   borrowings. . . . . . . . . . . . . . . .               -0-          55,000
  Net proceeds from sale of Shares of
   Beneficial Interest . . . . . . . . . . .               265             171
                                                       -------         -------

Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . .          ( 4,448)          19,373
                                                       -------         -------

Net increase in cash . . . . . . . . . . . .               495           2,564

Cash at beginning of period. . . . . . . . .               867             218
                                                       -------         -------

Cash at end of period. . . . . . . . . . . .           $ 1,362         $ 2,782
                                                       -------         -------

                 See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION  (Unaudited)

Item 1:  Notes to Financial Information

     Note 1: Reference is made to Notes to Audited Consolidated Financial Statements appearing in the Annual Report to Shareholders for the year ended December 31, 1994.

     Note 2: All adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods shown are reflected therein.

     Note 3: The consolidated financial statements include the accounts of REIT-Santa Maria Properties, Ltd., a limited partnership in which the Trust is general partner and has significantly all the partnership capital. The accounts of the limited partnership have been consolidated with those of the Trust as of April 15, 1981, the date when the partnership interest was acquired.

     Note 4: No provision has been made for income taxes as the Trust believes that it qualifies as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and under similar state statutes.

     Note 5: Funds from Operations are calculated by adding back the non-cash depreciation and amortization of direct Finance Lease charges to net income. The Trust believes that Funds from Operations is an appropriate supplemental measure of operation performance.

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I - FINANCIAL INFORMATION  (Unaudited)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Real Estate Investment Trust of California is a regionally focused, self-administered equity real estate investment trust which owns a diversified portfolio of real estate investments. The Trust primarily currently invests in apartment communities which offer attractive current returns, solid potential for long-term appreciation and earnings growth. The continuing policy of the Trust is to emphasize Funds from Operations (FFO) rather than the realization of capital gains through property dispositions, although in furtherance of the strategy emphasizing apartment investments, the Trust is contemplating the possible disposition of certain shopping center investments. Revenues of the Trust consist primarily of rental income derived from its portfolio of income-producing properties and to a much lesser extent interest income from secured notes receivable.

     The Trust continues to focus on equity investments in apartment communities in various diversified markets, including Northern and Southern California, Arizona and Nevada. Market conditions have adjusted investment yields of apartment communities more in line with the general real estate market for investment grade real estate. In furtherance of this strategic focus, during 1994 the Trust acquired nine apartment communities totaling 1,381 units. These and prior acquisitions are the basis of a major impact on the financial operations of the Trust. No apartment communities were acquired in the first quarter of 1995, as the Trust focused its activities on the management of its core portfolio of assets.

     The Trust acquired the following apartment properties in 1991, 1992, 1993 and 1994:

- - -----------------------------------------------------------------------------------------------------
                                MONTH        # OF          PROPERTY           PURCHASE          PER
                              ACQUIRED       UNITS         LOCATION              PRICE         UNIT
- - -----------------------------------------------------------------------------------------------------
FOR YEAR 1991
- - -----------------------------------------------------------------------------------------------------
WindRush Village
     Apartments               March          366       Colton, CA          $15,450,000      $42,200
- - -----------------------------------------------------------------------------------------------------
Los Senderos
     Apartments               April          120       Phoenix, AZ           3,200,000       26,700
- - -----------------------------------------------------------------------------------------------------
Brentwood
     Apartments               December       224       Phoenix, AZ           3,950,000       17,600
- - -----------------------------------------------------------------------------------------------------
Shadow Bend
     Apartments               December       108       Scottsdale, AZ        3,200,000       29,600
- - -----------------------------------------------------------------------------------------------------
FOR YEAR 1992
- - -----------------------------------------------------------------------------------------------------
Park Scottsdale
     Apartments               September      128       Scottsdale, AZ       $4,175,000       32,600
- - -----------------------------------------------------------------------------------------------------
Monte Vista
     Apartments               December        60       Phoenix, AZ             900,000       15,000
- - -----------------------------------------------------------------------------------------------------
Ocotillo
     Apartments               December       173       Phoenix, AZ           2,400,000       13,900
- - -----------------------------------------------------------------------------------------------------
FOR YEAR 1993
- - -----------------------------------------------------------------------------------------------------
Telegraph Canyon Villas
     Apartments               February       183       Chula Vista , CA    $11,200,000       61,200

- - -----------------------------------------------------------------------------------------------------
Posada del Este
     Apartments               April          148       Phoenix, AZ           3,400,000       23,000
- - -----------------------------------------------------------------------------------------------------
Lakeview
     Apartments               August         300       San Diego, CA        15,300,000       51,000
- - -----------------------------------------------------------------------------------------------------

- - -----------------------------------------------------------------------------------------------------
                               MONTH         # OF           PROPERTY          PURCHASE          PER
                              ACQUIRED       UNITS          LOCATION             PRICE         UNIT
- - -----------------------------------------------------------------------------------------------------
FOR YEAR 1994
- - -----------------------------------------------------------------------------------------------------
Hazel Ranch
     Apartments               February       208       Fair Oaks, CA        $8,900,000       42,800
- - -----------------------------------------------------------------------------------------------------
The Summit
     Apartments               February       125       Chino Hills, CA       7,495,000       60,000
- - -----------------------------------------------------------------------------------------------------
Countryside Village
     Apartments               February        96       El Cajon, CA          3,700,000       38,500
- - -----------------------------------------------------------------------------------------------------
Stonegate
     Apartments               June           310       Phoenix, AZ          13,550,000       43,700
- - -----------------------------------------------------------------------------------------------------
Cypress Springs II
     Apartments               June           144       Las Vegas, NV         7,500,000       52,100
- - -----------------------------------------------------------------------------------------------------
Tango
     Apartments               July           136       Las Vegas, NV         7,700,000       56,600
- - -----------------------------------------------------------------------------------------------------
Shaliko
     Apartments               October        151       Rocklin, CA           8,550,000       56,600
- - -----------------------------------------------------------------------------------------------------
Rocklin Gold
     Apartments               November       121       Rocklin, CA           6,300,000       52,000
- - -----------------------------------------------------------------------------------------------------
Quail Chase
     Apartments               December        90       Folsom, CA            5,500,000       61,100
- - -----------------------------------------------------------------------------------------------------
Total                                      3,191                          $132,370,000      $41,500
- - -----------------------------------------------------------------------------------------------------

ACQUISITION RECAP BY STATE

- - ------------------------------------------------------------------------
                                 TOTAL        AVERAGE    % INVESTMENT
STATE          # OF UNITS     INVESTMENT     UNIT COST      BY STATE
- - ------------------------------------------------------------------------
CALIFORNIA        1,640       $82,395,000     $50,200         62%
- - ------------------------------------------------------------------------
ARIZONA           1,271        34,775,000     $27,400         26%
- - ------------------------------------------------------------------------
NEVADA              280        15,200,000     $54,300         12%
- - ------------------------------------------------------------------------
TOTAL:            3,191      $132,370,000     $41,000        100%
- - ------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The Trust has lines of credit with Sanwa Bank ($29,000,000) and Union Bank ($7,500,000) for use in the acquisition of income producing properties and general operating purposes, including the payment of distributions to shareholders. Reference is made to the Notes to the Trust's 1994 Annual Report to Shareholders for full details of the terms of these lines of credit. As of March 31, 1995, the Trust had outstanding balances on the lines of credit of $28,000,000.

     The Trust is actively marketing two shopping center investments, that if sold, would generate additional funds to be used to reduce short-term debt or be reinvested in additional apartment communities. There can be no guarantee that these properties can be sold on terms acceptable to the Trust. On November 1, 1994, the Trust sold the La Verne Towne Center, La Verne, California, for a net sales price of $13,300,000. The funds were used to reduce outstanding borrowings under the Trust's lines of credit and for property acquisitions.

     As the owner of real estate, the Trust is subject to risks arising in connection with the underlying real estate such as defaults or nonrenewal of the leases, increased operating costs, environmental problems, financing availability, changes in real estate and zoning laws and increases in real property tax rates. The success of the Trust also depends upon trends of the economy, including interest rates, income tax laws, governmental regulation and legislation, and population changes.

CHANGES IN RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31,1995 AND MARCH 31, 1994


     The following table summarizes the financial comparison of the three months ended March 31, 1995 and March 31, 1994 ($ in thousands, except per share data).

                                        MARCH 31,      MARCH 31,      PERCENTAGE
     FOR THE THREE MONTHS ENDED          1995            1994           CHANGE
- - --------------------------------------------------------------------------------
Total revenues                             $8,417         $6,009         40.1%
- - --------------------------------------------------------------------------------

Depreciation                                1,322            851         55.3
- - --------------------------------------------------------------------------------
Interest                                    1,733            605        186.4
- - --------------------------------------------------------------------------------
Property operating costs                    2,430          1,498         62.2
- - --------------------------------------------------------------------------------

Administrative expenses                       319            288         10.8

- - --------------------------------------------------------------------------------
NET INCOME                                 $2,613         $2,767         (5.6%)

- - --------------------------------------------------------------------------------
RECONCILIATION TO FUNDS FROM OPERATIONS
- - --------------------------------------------------------------------------------
     Add:
- - --------------------------------------------------------------------------------
     Depreciation                           1,322            851
- - --------------------------------------------------------------------------------
     Amortization of Direct Finance
     Leases                                    23             20

- - --------------------------------------------------------------------------------
FUNDS FROM OPERATIONS (FFO)                $3,958         $3,638          8.8%

- - --------------------------------------------------------------------------------
Weighted Average Shares
 Outstanding (000's)                        9,306          9,246

- - --------------------------------------------------------------------------------
PER SHARE FUNDS FROM OPERATIONS            $0.425         $0.393          8.1%
- - --------------------------------------------------------------------------------

     The improved financial results of the Trust, as measured by increased Funds from Operations, has primarily been effected by the acquisition of apartment communities. Revenues, real estate expenses and Funds from Operations have increased from March 31, 1994 to March 31, 1995 primarily due to those acquisitions and improvements in occupancies and operating performances of existing apartment investments. As new investments were acquired, depreciation expense has increased. In March 1994, the Trust funded the Prudential Insurance Company of America $55,000,000 unsecured note payable. The interest on this borrowing is the major portion of the increase in interest expense between the periods. These funds were used to fund 1994 property acquisitions. The operating costs increased due to the 1994 property acquisitions totaling 1,381 apartment units, as shown in the table above.

     Expenses related to apartment operations, which include payroll of on-site personnel (such as resident managers, leasing staff, maintenance and janitorial staff), utilities, advertising, direct office expenses and management fees, have increased in direct relation to acquisitions of those properties. All operating expenses for apartment complexes, including real property taxes and insurance, but excluding depreciation, range from approximately 35% to 40% of gross scheduled income. This compares to retail and commercial properties, which are generally leased on a "net" basis with the tenant paying operating expenses.

     The retail portfolio continues to experience weakness in rental rates and occupancy due to the effects of the Southern California economy.

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings  -  None

Item 2:   Changes in Securities  -  None

Item 3:   Defaults upon Senior Securities  -  None

Item 4:   Submission of Matters to a Vote of Security Holders

     On April 19, 1995, Real Estate Investment Trust of California held its Annual Meeting of Shareholders. At that meeting, seven Trustees were elected to serve until the next Annual Meeting.

     The following table sets forth the voting results for the respective Trustees.

- - --------------------------------------------------------------------------------
                          For     Against   Withheld   Abstain   Broker Nonvotes
- - --------------------------------------------------------------------------------
Austin Anderson        8,145,625    -0-       -0-       -0-           -0-
- - --------------------------------------------------------------------------------
William E. Borsari     8,145,625    -0-       -0-       -0-           -0-
- - --------------------------------------------------------------------------------
Roger P. Kuppinger     8,142,466    -0-      3,159      -0-           -0-
- - --------------------------------------------------------------------------------
Marshall C. Milligan   8,145,625    -0-       -0-       -0-           -0-
- - --------------------------------------------------------------------------------
Jay W. Pauly           8,145,625    -0-       -0-       -0-           -0-
- - --------------------------------------------------------------------------------
Gregory M. Simon       8,145,625    -0-       -0-       -0-           -0-
- - --------------------------------------------------------------------------------
R. Randall Woods       8,145,625    -0-       -0-       -0-           -0-
- - --------------------------------------------------------------------------------

Item 5:   Other Information  -  None

Item 6:   Exhibits and Reports on Form 8-K  -  None



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                   REAL ESTATE INVESTMENT TRUST OF CALIFORNIA


Date:__________________            By:__________________________________________
                                      LEROY E. CARLSON
                                      Vice President, Secretary and Treasurer
                                      (for the Registrant and as Chief
                                      Accounting Officer)