Form 10-Q
period 1995-06-30
REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
filed 1995-08-10
CIK 82373

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                           ___________________

                               FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No____.

                Shares of Beneficial Interest outstanding
                    as of June 30, 1995 - 9,340,697

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Balance Sheets (Unaudited)  (Note 1)

                                                June 30,             Dec. 31,
                                                 1995                  1994
                                                -----------------------------
                                                       ($ in thousands)
ASSETS

Investments in Rental Properties...............
  Land.........................................   $ 44,220          $ 44,213
  Buildings and improvements...................    164,812           162,015
                                                  --------          --------
                                                   209,032           206,228
    Less accumulated depreciation..............    (21,332)          (18,889)
                                                  --------          --------
                                                   187,700           187,339

Investment in Unconsolidated Partnership.......      1,308             1,524
Notes Receivable Secured by Real Properties....      5,381             7,437
Cash...........................................        486               867
Other Assets...................................      1,862             1,798
                                                  --------          --------
                                                   196,737           198,965
                                                  --------          --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable Secured by Real Properties.......     87,047            88,675
Accounts Payable and Accrued Expenses..........      2,064             1,901
Distributions Payable to Shareholders..........      3,315             3,299
                                                  --------          --------
                                                    92,426            93,875
                                                  --------          --------
SHAREHOLDER' EQUITY

Shares of Beneficial Interest - no par value
 - unlimited shares authorized; 9,340,697
 shares in 1995 and 9,294,251 shares in 1994
 issued and outstanding........................    104,311           105,090
                                                  --------          --------
                                                  $196,737          $198,965
                                                  --------          --------

                See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Statements of Income (Unaudited) (Note 1)

                                  For the Three Months Ended     For the Six Months Ended
                                    June 30,     June 30,          June 30,     June 30,
                                      1995        1994               1995         1994
                                  -------------------------------------------------------
                                           (in thousands, except per-share data)
REVENUES
  Rental........................     $8,058       $6,584           $16,124      $12,303
  Interest/Other................        403          328               754          618
                                    -------      -------           -------      -------
                                      8,461        6,912            16,878       12,921
                                    -------      -------           -------      -------

REAL ESTATE EXPENSES
  Depreciation....................    1,338        1,060             2,660        1,911
  Interest........................    1,744        1,027             3,477        1,632
  Property Taxes..................      470          306               939          558
  Repairs and Maintenance.........      416          371               851          656
  Insurance.......................       47           44               106           75
  Leasing Commissions and Payroll.      571          442             1,090          762
  Utilities.......................      626          411             1,146          761
  Other...........................      447          313               875          573
                                    -------      -------           -------      -------
                                      5,659        3,974            11,144        6,928
                                    -------      -------           -------      -------

ADMINISTRATIVE EXPENSES
  Trustees Fees...................       29           21                59           42
  Professional Services...........      134          132               171          168
  Salaries and Overhead...........       86          175               338          406
                                    -------      -------           -------      -------
                                        249          328               568          616
                                    -------      -------           -------      -------

NET INCOME........................   $2,553       $2,610            $5,166       $5,377
                                    -------      -------           -------      -------
FUNDS FROM OPERATIONS.............   $3,915       $3,693            $7,873       $7,329
                                    -------      -------           -------      -------
Weighted Average Shares
 Outstanding (in thousands).......    9,333        9,256             9,320        9,251
                                    -------      -------           -------      -------
Per Share Data
  Net Income......................   $ .274       $ .282            $ .555       $ .581
                                    -------      -------           -------      -------
  Cash Distributions..............   $ .355       $ .345            $ .710       $ .675
                                    -------      -------           -------      -------


                 See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Statements of Cash Flows (Unaudited) (Note 1)

                                  For the Three Months Ended     For the Six Months Ended
                                    June 30,     June 30,          June 30,     June 30,
                                      1995        1994               1995         1994
                                  -------------------------------------------------------
                                                       ($ in thousands)
Cash Flow from operating
 activities:
  Net income....................    $ 2,553      $ 2,610           $ 5,166      $ 5,377

Adjustment to reconcile net
 income to net cash provided by
 operating activities:

  Depreciation and
   amortization.................      1,362        1,083             2,707        1,952
  Decrease (increase) other
   assets.......................       (839)        (677)               45         (936)
  Increase (decrease) in
   accounts payable.............         11          357               164          611
                                    -------      -------           -------      -------

Net cash provided by operating
 activities.....................      3,087        3,373             8,082        7,004
                                    -------      -------           -------      -------
Cash flows from investing
 activities:

  Additions to buildings and
   improvements.................       (698)      (1,704)           (2,804)      (2,020)
  Purchases of rental
   properties...................        -0-      (21,108)              -0-      (41,238)
  Collections on notes
   receivable...................          3        1,292             2,057        1,298
                                    -------      -------           -------      -------
Net Cash (used in) provided by
 investing activities...........       (695)     (21,520)             (747)     (41,960)
                                    -------      -------           -------      -------

Cash flow from financing
 activities:

  Principal payments on notes
   payable......................       (214)        (-0-)           (1,628)     (32,750)
  Distributions to shareholders.     (3,310)      (3,052)           (6,609)      (6,100)
  Proceeds from short-term
   unsecured borrowings.........        -0-       19,500               -0-       19,500
  Proceeds from long-term
   unsecured borrowings.........        -0-          -0-               -0-       55,000
  Net proceeds from sale of
   Shares of Beneficial
   Interest.....................        256          185               521          356
                                    -------      -------           -------      -------
Net cash provided by (used in)
 financing activities...........     (3,268)      16,633            (7,716)      36,006
                                    -------      -------           -------      -------

Net increase (decrease) in cash.       (876)      (1,514)             (381)       1,050

Cash at beginning of period.....      1,362        2,782               867          218
                                    -------      -------           -------      -------

Cash at end of period...........    $   486      $ 1,268           $   486      $ 1,268
                                    -------      -------           -------      -------

                 See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION  (Unaudited)

Item 1:  Notes to Financial Information

     Note 1: Reference is made to Notes to Audited Consolidated Financial Statements appearing in the Annual Report to Shareholders for the year ended December 31, 1994.

     Note 2: All adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods shown are reflected therein.

     Note 3: The consolidated financial statements include the accounts of REIT-Santa Maria Properties, Ltd., a limited partnership in which the Trust is general partner and has significantly all the partnership capital. The accounts of the limited partnership have been consolidated with those of the Trust as of April 15, 1981, the date when the partnership interest was acquired.

     Note 4: No provision has been made for income taxes as the Trust believes that it qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and under similar state statutes.

     Note 5: Funds from Operations are calculated by adding back the non-cash depreciation and amortization of Direct Finance Lease charges to net income. The Trust believes that Funds from Operations is an appropriate supplemental measure of operating performance.

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

     The Trust continues to focus on equity investments in apartment communities in various diversified markets, including Northern and Southern California, Arizona and Nevada. Market conditions have adjusted investment yields of apartment communities more in line with the general real estate market for investment grade real estate. In furtherance of this strategic focus, during 1994 the Trust acquired nine apartment communities totaling 1,381 units. These and prior multi-family community acquisitions are the basis of a major impact on the financial operations of the Trust. No apartment communities were acquired in the first and second quarters of 1995, as the Trust focused its activities on the management of its core portfolio of assets and securing long-term financing.

     The following table is a summary of apartment acquisitions of the Trust since March of 1991:

                                    TOTAL      AVERAGE    % INVESTMENT
        STATE     # OF UNITS     INVESTMENT   UNIT COST     BY STATE
     ----------   ----------     ----------   ---------   ------------
     CALIFORNIA      1,640       $82,395,000   $50,200         62%
      ARIZONA        1,271        34,775,000   $27,400         26%
      NEVADA           280        15,200,000   $54,300         12%
      TOTAL:         3,191      $132,370,000   $41,000        100%

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1995, the Trust had lines of credit with Sanwa Bank ($29,000,000) and Union Bank ($7,500,000) for use in the acquisition of income producing properties and general operating purposes, including the payment of distributions to shareholders. Reference is made to the Notes to the Trust's 1994 Annual Report to Shareholders for full details of the terms of these lines of credit. As of June 30, 1995, the Trust had outstanding balances on the lines of credit of $28,000,000. As of July, the Trust reduced its line of credit with Sanwa Bank to $18,500,000 and has retired the Union line. Outstanding balance as of July 31, 1995 on the Sanwa line is $11,800,000.

     In order to reduce exposure to variable rate debt on the Trust's short-term bank lines of credit, the Trust obtained, in July 1995, an $18-million, 10-year collaterized loan with The Prudential Insurance Company of America. The fixed interest rate is 7.88%, with interest-only payments and the opportunity to convert in the future to an unsecured loan. Proceeds of this loan were used to reduce outstanding borrowings at Sanwa Bank and Union Bank.

     The Trust is actively marketing a number of its investments, that if sold, would generate additional funds to be used to reduce short-term debt or be reinvested in additional apartment communities. There can be no guarantee that these properties can be sold on terms acceptable to the Trust. On November 1, 1994, the Trust sold the La Verne Towne Center, La Verne, California, for a net sales price of $13,300,000. The funds were used for property acquisitions.

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

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

CHANGES IN RESULTS OF OPERATIONS - FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994

     The following table summarizes the financial comparison of the six months ended June 30, 1995 and June 30, 1994 ($ in thousands, except per share data).

                           THREE MONTHS    THREE MONTHS               SIX MONTHS     SIX MONTHS
  FOR THE THREE AND         ENDED JUNE      ENDED JUNE       %        ENDED JUNE     ENDED JUNE     %
   SIX MONTHS ENDED          30, 1995        30, 1994     CHANGE       30, 1995       30, 1994    CHANGE
-----------------------    ------------    ------------   ------      ----------     ----------   ------
Total revenues                $8,461          $6,912       22.4%        $16,124       $12,303      31.1%

Depreciation                   1,338           1,060       26.2           2,660         1,911      39.2
Interest                       1,744           1,027       69.8           3,477         1,632     113.1
Property operating costs       2,577           1,887       36.6           5,007         3,385      47.9

Administrative expenses          249             328      (24.1%)           568           616      (7.8)

Net Income                    $2,553          $2,610       (2.2%)        $5,166        $5,377      (3.9%)

RECONCILIATION TO FUND
 FROM OPERATIONS
  Add:
  Depreciation                 1,338           1,060                      2,660         1,911
  Amortization of Direct
          Finance Leases          24              23                         47            41

FUNDS FROM OPERATIONS
        (FFO)                 $3,915          $3,693        6.0%         $7,873        $7,329       7.5%

Weighted Average Shares
Outstanding (000's)            9,333           9,256                      9,320         9,251

PER SHARE FUNDS FROM
 OPERATIONS                   $0.419          $0.399        5.0%         $0.845        $0.792       6.7%


     The improved financial results of the Trust, as measured by increased Funds from Operations, has primarily been effected by the acquisition of apartment communities. Revenues, real estate expenses and Funds from Operations have increased from June 30, 1994 to June 30, 1995 primarily due to those acquisitions and improvements in occupancies and operating performances of existing apartment investments. As new investments were acquired, depreciation expense has increased. In March 1994, the Trust funded the Prudential Insurance Company of America $55,000,000 unsecured note payable. The interest on this borrowing is the major portion of the increase in interest expense between the periods. These funds were used to fund 1994 property acquisitions. The operating costs increased due to the 1994 property acquisitions totaling 1,381 apartment units.

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

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

     The retail portfolio continues to experience weakness in rental rates and occupancy due to the effects of the Southern California economy. Although retail and commercial properties continue to present leasing problems, the Trust increased revenues by approximately 5% when the first six months of 1995 is compared with the same period in 1994. New leases account for the improved performance.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2: Changes in Securities - None

Item 3: Defaults upon Senior Securities - None

Item 4: Submission of Matters to a Vote of Security Holders -

     Information regarding Shareholder action at the April 19, 1995 Annual Meeting of Shareholders was disclosed in the Trust's Form 10-Q for the quarter ended March 31, 1995.

Item 5: Other Information - None

Item 6: Exhibits and Reports on Form 8-K - None


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                 REAL ESTATE INVESTMENT TRUST OF CALIFORNIA


Date: August 9, 1995             By:         /s/ LEROY E. CARLSON
     ----------------               ---------------------------------------
                                    LEROY E. CARLSON
                                    Vice President, Secretary and
                                    Treasurer (for the Registrant and as
                                    Chief Accounting Officer)