Form 10-Q
period 1995-09-30
REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
filed 1995-11-20
CIK 82373

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              -------------------

                                  FORM  10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995.

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         COMMISSION FILE NUMBER 1-9639

                  REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
             (Exact name of Registrant as specified in its charter)

              CALIFORNIA                                 95-2565432
   (State or other jurisdiction of               (I.R.S. Employer I.D. Number)
   incorporation or organization)

  12011 SAN VICENTE BLVD., SUITE 707
        LOS ANGELES, CALIFORNIA                             90049
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
                                                   -----    -----
                   Shares of Beneficial Interest outstanding
                     as of September 30, 1995 - 9,357,736

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED BALANCE SHEETS (UNAUDITED)  (NOTE 1)

                                                        SEPT. 30,    DEC. 31,
                                                          1995         1994
                                                        ---------------------
                                                          ($ in thousands)
ASSETS

Investments in Rental Properties.................
  Land...........................................       $ 44,220    $ 44,213
  Buildings and improvements.....................        165,340     162,015
                                                        --------    --------
                                                         209,560     206,228
     Less accumulated depreciation...............        (22,592)    (18,889)
                                                        --------    --------
                                                         186,968     187,339

Investment in Unconsolidated Partnership.........          1,200       1,524
Notes Receivable Secured by Real Properties......          1,791       7,437
Cash.............................................          1,655         867
Other Assets.....................................          1,364       1,798
                                                        --------    --------
                                                        $192,978    $198,965
                                                        --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable Secured by Real Properties.........       $ 83,832    $ 88,675
Accounts Payable and Accrued Expenses............          2,007       1,901
Distributions Payable to Shareholders............          3,322       3,299
                                                        --------    --------
                                                          89,161      93,875
                                                        --------    --------
SHAREHOLDERS' EQUITY

Shares of Beneficial Interest - no par value -
  unlimited shares authorized; 9,357,736 shares
  in 1995 and 9,294,251 shares in 1994 issued
  and outstanding................................        103,817     105,090
                                                        --------    --------
                                                        $192,978    $198,965
                                                        --------    --------

                See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (NOTE 1)

                                                 For the Three Months Ended    For the Nine Months Ended
                                                    Sept. 30,   Sept. 30,         Sept. 30,   Sept. 30,
                                                      1995        1994              1995        1994
                                                 -------------------------------------------------------
                                                          ($ in thousands, except per-share data)
REVENUES
  Rental..........................................   $8,188      $7,179           $24,312     $19,482
  Interest........................................      403         581             1,157       1,199
                                                     ------      ------           -------     -------
                                                      8,591       7,760            25,469      20,681
                                                     ------      ------           -------     -------
REAL ESTATE EXPENSES
  Depreciation....................................    1,367       1,132             4,027       3,043
  Interest........................................    1,744       1,452             5,221       3,084
  Property Taxes..................................      493         409             1,432         967
  Repairs and Maintenance.........................      499         462             1,350       1,118
  Insurance.......................................       47          53               153         128
  Leasing Commissions and Payroll.................      542         462             1,632       1,224
  Utilities.......................................      682         615             1,828       1,376
  Other...........................................      427         397             1,302         970
                                                     ------      ------           -------     -------
                                                      5,801       4,982            16,945      11,910
                                                     ------      ------           -------     -------
ADMINISTRATIVE EXPENSES
  Trustees Fees...................................       30          21                89          63
  Professional Services...........................       47          20               218         188
  Salaries and Overhead...........................      157         186               495         592
                                                     ------      ------           -------     -------
                                                        234         227               802         843
                                                     ------      ------           -------     -------

NET INCOME                                           $2,556      $2,551            $7,722      $7,928
                                                     ------      ------           -------     -------
                                                     ------      ------           -------     -------

Weighted Average Shares Outstanding (in thousands)    9,354       9,273             9,331       9,258
                                                     ------      ------           -------     -------
                                                     ------      ------           -------     -------
Per Share Data
  Net Income......................................   $  .27      $  .28           $   .83     $   .86
                                                     ------      ------           -------     -------
                                                     ------      ------           -------     -------

  Cash Distributions..............................   $ .355      $ .345           $ 1.065     $ 1.020
                                                     ------      ------           -------     -------
                                                     ------      ------           -------     -------

                See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (NOTE 1)

                                                      For the Three Months Ended    For the Nine Months Ended
                                                         Sept. 30,   Sept. 30,         Sept. 30,   Sept. 30,
                                                           1995        1994              1995        1994
                                                      -------------------------------------------------------
                                                                     ($ in thousands)
Cash Flow from operating activities:
  Net income....................................           $2,556      $2,551            $7,722      $7,928

Adjustment to reconcile net income to net cash provided by operating activities:


  Depreciation and amortization..................           1,479       1,173             4,186       3,125
  Decrease (increase) other assets...............             389         524               434        (412)
  Increase (decrease) in accounts payable........             (58)          9               106         620
                                                           ------     -------           -------    --------
Net cash provided by operating activities........           4,366       4,257            12,448      11,261
                                                           ------     -------           -------    --------
Cash flows from investing activities:

  Additions to buildings and improvements, net...            (528)       (576)           (3,332)     (2,596)
  Purchases of rental properties.................             -0-      (7,730)              -0-     (48,968)
  Collections on notes receivable................           3,589          (1)            5,646       1,297
                                                           ------     -------            ------    --------
Net Cash (used in) provided by
  investing activities...........................           3,061      (8,307)            2,314     (50,267)
                                                           ------     -------            ------    --------
Cash flow from financing activities:

  Principal payments on notes payable............          (3,214)        -0-            (4,842)    (32,750)
  Distributions to shareholders..................          (3,316)     (3,194)           (9,925)     (9,294)
  Proceeds from short-term unsecured borrowings               -0-       2,400               -0-      21,900
  Proceeds from long-term secured borrowings.....             -0-       4,291               -0-       4,291
  Proceeds from long-term unsecured borrowings.               -0-         -0-               -0-      55,000
  Net proceeds from sale of Shares of Beneficial
     Interest....................................             272         309               793         665
                                                           ------     -------           -------    --------
Net cash provided by (used in) financing
  activities.....................................          (6,258)      3,806           (13,974)     39,812
                                                           ------     -------           -------    --------
Net increase (decrease) in cash..................           1,169        (244)              788         806
Cash at beginning of period......................             486       1,268               867         218
                                                           ------     -------            ------    --------
Cash at end of period............................        $  1,655    $  1,024          $  1,655    $  1,024
                                                           ------     -------            ------    --------
                                                           ------     -------            ------    --------

                See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION  (Unaudited)

ITEM 1:  NOTES TO FINANCIAL INFORMATION

     Note 1: Reference is made to Notes to Audited Consolidated Financial Statements appearing in the Trust's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.

     Note 2: The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods shown. The results for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On October 11, 1995, Real Estate Investment Trust of California and BRE Properties, Inc. announced the execution of a definitive agreement in which the two companies will be merged, forming one of the largest multifamily real estate investment trusts in the Western United States. BRE Properties will be the surviving entity.

     Real Estate Investment Trust of California is a regionally focused, self-administered equity real estate investment trust which owns a diversified portfolio of real estate investments. The Trust currently invests primarily in apartment communities which offer attractive current returns, solid potential for long-term appreciation and earnings growth. The continuing policy of the Trust is to emphasize current returns, rather than the realization of capital gains through property dispositions. Revenues of the Trust consist primarily of rental income derived from its portfolio of income-producing properties and to a much lesser extent interest income from secured notes receivable.

     The Trust continues to focus on equity investments in apartment communities in various diversified markets, including Northern and Southern California, Arizona and Nevada. Market conditions have adjusted investment yields of apartment communities more in line with the general real estate market for investment grade real estate. In furtherance of this strategic focus, during 1994 the Trust acquired nine apartment communities totaling 1,381 units. These and prior multi-family community acquisitions are the basis of a major impact on the financial operations of the Trust. No apartment communities were acquired during the first three quarters of 1995, as the Trust focused its activities on the management of its portfolio of assets and securing long-term financing.

     In addition, on November 1, 1995, the Trust purchased the 173 unit Canterbury Downs Apartments (built in 1993) in Rocklin, California (near metro Sacramento) for $9,400,000. The 173 unit, Ocotillo Apartments (built in 1972), located in Phoenix, Arizona, is scheduled to be sold on November 28, 1995 for $3,650,000. See Part II, Item 5, Other Information.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1995, the Trust had a line of credit with Sanwa Bank ($18,500,000) for use in the acquisition of income producing properties and general operating purposes, including the payment of distributions to shareholders. Reference is made to the Notes of the Trust's 1994 Annual Report on Form 10-K, as amended, for full details of the terms of this line of credit. As of September 30, 1995, the Trust had an outstanding balance on
the line of credit of $6,600,000.   On November 1, 1995, the Trust borrowed
an additional $9,000,000 on its line of credit to complete the purchase of the Canterbury Downs Apartments.

     In order to reduce exposure to variable rate debt on the Trust's short-term bank lines of credit, the Trust obtained, in July 1995, an $18-million, 10-year collaterized loan with The Prudential Insurance Company of America. The fixed interest rate is 7.88%, with interest-only payments and the opportunity to convert in the future to an unsecured loan. Proceeds of this loan were used to reduce outstanding borrowings on the Trust's lines of credit outstanding at that time.

     In September 1995, the Trust received payment in full of a note receivable secured by real estate in the amount of $3,580,000. Proceeds of the payoff were used to reduce the outstanding balance on the Trust's line of credit.

     The Trust is marketing some of its investments, that if sold, would generate additional funds to be used to reduce short-term debt or be reinvested in additional apartment communities. There can be no guarantee that these properties can be sold on terms acceptable to the Trust. On November 1, 1994, the Trust sold the La Verne Towne Center, La Verne, California, for a net sales price of $13,300,000. The funds were used for property acquisitions.

     The following table quantifies cash flows from operating, investing and financing activities using information from the Consolidated Statements of Cash Flows:

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     --------------------  --------------------
                                                     September  September  September  September
For the Three and Nine Months Ended                  30, 1995   30, 1994   30, 1995   30, 1994
                                                     ------------------------------------------
Net cash provided by operating activities...........  $ 4,366   $ 4,257    $ 12,448   $ 11,261
Net cash provided by (used in) investing activities.    3,589    (8,307)      2,314    (50,267)
Net cash provided by (used in) financing activities    (6,258)    3,806     (13,974)    39,812
Net increase (decrease) in cash.....................  $ 1,169   $  (244)   $    788   $    806
Cash at end of period...............................  $ 1,655   $ 1,024    $  1,655   $  1,024

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

CHANGES IN RESULTS OF OPERATIONS - FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

     The following table summarizes the financial comparison of the three and nine months ended September 30, 1995 and September 30, 1994 ($ in thousands, except per share data).

                            THREE MONTHS ENDED             NINE MONTHS ENDED
                       ----------------------------  -----------------------------
FOR THE THREE AND      SEPTEMBER  SEPTEMBER    %     SEPTEMBER  SEPTEMBER    %
NINE MONTHS ENDED       30, 1995   30, 1994  CHANGE   30, 1995   30, 1994   CHANGE
-------------------------------------------------------------------------------------
Total revenues           $ 8,591    $ 7,760   10.7%    $25,469    $20,681    23.2%
Depreciation               1,367      1,132   20.8       4,027      3,043    32.3
Interest expense           1,744      1,452   20.1       5,221      3,084    69.3
Property operating costs   2,690      2,398   12.2       7,697      5,793    32.9
Administrative expenses      234        227    3.1         802        843    (4.9)

NET INCOME               $ 2,556    $ 2,551    0.2%    $ 7,722    $ 7,928    (2.6)%
Weighted Average
Shares Outstanding         9,354      9,273              9,331      9,258

     Revenues and real estate expenses increased from September 30, 1994 to September 30, 1995 primarily due to 1994 acquisitions and improvements in occupancies and operating performances of existing apartment investments. Approximately 75% of this increase was attributed to 1994 property acquisitions and 25% to prior acquisitions and improved occupancies and rental increases. As new investments were acquired, depreciation expense has increased. In March 1994, the Trust funded the Prudential Insurance Company of America $55,000,000 unsecured note payable. The interest on this borrowing is the major portion of the increase in interest expense between the periods. These funds were used to fund 1994 property acquisitions. The operating costs increased due to the 1994 property acquisitions totaling 1,381 apartment units.

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

     The retail portfolio continues to experience weakness in rental rates and occupancy due to the effects of the Southern California economy. Retail and commercial properties continue to present leasing and occupancy problems with results relatively unchanged from prior periods.

PART II  -  OTHER INFORMATION

Item 1:  Legal Proceedings  -  None

Item 2:  Changes in Securities  -  None

Item 3:  Defaults Upon Senior Securities  -  None

Item 4:  Submission of Matters to a Vote of Security Holders  -  None

Item 5:  Other Information

ACQUISITION OR DISPOSITION OF ASSETS

     On November 1, 1995, the Trust acquired Canterbury Downs Apartments, a garden apartment community ("Project") in Rocklin, California (near metro Sacramento) for approximately $9,400,000 plus related acquisition costs. The Project, completed in October 1993, consists of approximately 8.6 acres of land improved with 173 apartment units (72 one bedroom units, 100 two bedroom units and 1 three bedroom unit) totaling approximately 133,272 net rentable square feet. There are 16 frame and stucco structures, a clubhouse/leasing office and a pool and gym building. The seller was Canterbury Downs Associates Limited Partnership, not related to the Trust or its Trustees or Officers.

     The following data was derived from information supplied to the Trust by the seller:

     The occupancy rate and average effective rental per square foot of the property during the period from completion (October 1993) to December 31, 1994 are as follows:

                                  1993(1)    1994
                                  -------    -----
Occupancy rate                      n/a      84.6%
Average rent per square foot        n/a      $9.06

(1) Project was in lease up during 1993 and 1994. The occupancy rate as of December 31, 1994 was 92.2%.

     As of November 1, 1995, the project was approximately 97% occupied.
All leases to tenants are for terms of one year or less, with rentals ranging from approximately $605 to $895 depending on unit type and location. The property is in excellent physical condition and only minor improvements are planned. The project competes for tenants with many similar properties in the area. On November 1, 1995, the Trust added the property to coverage under its master insurance policy which management has determined to be adequate.

     The 1994-1995 real property taxes were $89,751 at a rate of $104.10 per $100 of assessed value. The 1995-1996 real property taxes are $89,586 at a rate of $102.70 per $100 of assessed value.

     The sources of funds used to acquire the project were as follows:

     1. $9,000,000 was borrowed under the Trust's line of credit with Sanwa Bank California.
     2. The balance of the funds were from general operating cash held by the Trust.

     On August 1, 1995, the Trust entered into an agreement to sell the 173 unit Ocotillo Apartments (built in 1972) located in Phoenix, Arizona for $3,650,000. The sale is expected to close on approximately November 28, 1995. The book value of the investment at September 30, 1995 is approximately $2,589,000 and the gain on sale will be approximately $900,000 after selling and closing costs. The buyer is not related to the Trust, its Trustees or Officers. The Trust's plan is to reinvest this funds in additional apartment communities built after 1985 or to reduce outstanding balances on the line of credit.

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

Date: November 20, 1995         By:  /s/ LeRoy E. Carlson
                                     -------------------------------------
                                     LEROY E. CARLSON
                                     Vice President, Secretary and Treasurer
                                     (For the Registrant and as Chief
                                     Accounting Officer)