Form 10-K/A
period 1994-12-31
REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
filed 1995-12-21
CIK 82373

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                              AMENDMENT NO. 1 TO:
(Mark One)
     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
     For the fiscal year ended DECEMBER 31, 1994 or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from______________to____________
     Commission File No. 1-9639

                   REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
      (Exact name of Registrant as specified in its Declaration of Trust)

          CALIFORNIA                                           95-2565432
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

  12011 SAN VICENTE BLVD., SUITE 707
     LOS ANGELES, CALIFORNIA                                    90049-4949
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code (310)-476-7793

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
     Title of each class                                  on which registered
SHARES OF BENEFICIAL INTEREST                           NEW YORK STOCK EXCHANGE
COMMON STOCK PURCHASE RIGHTS                            NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
                                     NONE
                                Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/    No / /.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     At February 2, 1995, 9,309,286 Shares of Beneficial Interest of the Registrant were outstanding and the aggregate market value of the shares held by non-affiliates of the Registrant, based on the closing price ($15.25) of the Registrant's Shares of Beneficial Interest on the New York Stock Exchange on such date was $140,547,325. For purposes of this computation, 93,068 shares of the Registrant's Shares of Beneficial Interest held by its trustees and officers have been excluded; such exclusion is not intended, and should not be deemed, to be an admission that such persons are affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE:
PARTS I and II: Portions of the Annual Report to Shareholders for the year ended December 31, 1994.
PART III: Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on April 19, 1995.

PART I
ITEM 1 - BUSINESS

Real Estate Investment Trust of California ("REIT-Cal" or the "Trust") is a regionally focused, self-administered equity real estate investment trust which has investments in a diversified portfolio of 42 (as of March 4, 1995) income-producing properties, 32 of which are located in California, 8 of which are located in Arizona and 2 of which are located in Nevada. The Trust was organized in October 1968 at which time it succeeded to the business of its two corporate predecessors, the first of which was founded in 1890. The 42 properties in which the Trust has invested contain, in the aggregate, approximately 4,113,000 net rentable square feet of improvements on approximately 261 acres of land.

REIT-Cal's principal executive offices are located at 12011 San Vicente Blvd., Suite 707, Los Angeles, California 90049 and its telephone number is
(310) 476-7793.

The following tables indicate the composition of the Trust's real estate investments by type of property and location.

                               PORTFOLIO SUMMARY

Portfolio Distribution by Property

                                              Number of   Percent of
                                            Investments         Cost
                                            -----------   ----------
  Apartment Complexes........................    22             69
  Shopping Centers...........................     6             17
  Industrial and Commercial Properties.......    11              8
  Medical Office Buildings...................     3              6
                                               ----           ----
                              Total              42            100%

Portfolio Distribution by County in California, Arizona and Nevada:

  California:
     Ventura County..........................        10
     Los Angeles County......................         6
     Orange County...........................         3
     San Diego County........................         3
     Riverside County........................         2
     Santa Barbara County....................         1
     San Bernardino County...................         2
     Sacramento .............................         2
     Placer County...........................         2
     Kern County.............................         1
  Arizona:
     Maricopa County.........................         8
  Nevada
     Clark County............................         2
                                                   ----
                              Total                  42

There is hereby incorporated by reference the information contained under the caption, "SCHEDULE OF INVESTMENTS" on page four of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, as filed with the Commission pursuant to Regulation 14c-3(b) of the Rules and Regulations of the Commission, hereinafter the "Registrant's 1994 Annual Report."

REIT-Cal's strategy is to invest in existing income producing properties which offer the potential for providing attractive current returns, income growth and capital appreciation. The Trust emphasizes cash investments ranging in size from approximately $3,000,000 to approximately $15,000,000 in properties located in California and adjacent states, geographic areas in which the Trust believes it has extensive market knowledge. The Trust seeks property investments which it believes will benefit from its management capabilities.

REIT-Cal believes that it can compete effectively for properties because it operates in a specific market segment, is a cash buyer and has the ability to respond quickly to investment opportunities. The Trust generally offers prospective sellers all cash, which it believes enables it to achieve more favorable terms than buyers whose offers are contingent upon obtaining financing.

The Trust seeks to increase the income it receives each year from the properties it owns. Substantially all of the Trust's properties leased to commercial tenants are leased under long-term leases which provide for rent increases based upon scheduled or market rate increases, increases in consumer price indices or percentage participations in a tenant's gross sales. The Trust's apartments and mini-warehouses are leased under short-term leases which permit the Trust to negotiate rental increases upon renewal. Historically, the Trust's yields from its income producing properties have increased as the properties have matured. Over the long term, the Trust believes the value of its properties increases as the yields from those properties increases.

MANAGEMENT

Effective October 1, 1990, the Trust became self-administered upon the termination of its long-term (from 1980 to 1990) Advisory Contract. The Trust is responsible for all day-to-day operations and directly incurs the costs of management, including, but not limited to, direct payroll and benefits, office rent, office expenses and other administrative costs.

EMPLOYEES

The Trust has 12 employees (including the officers of the Trust) who perform the day-to-day administrative duties of the company. The Trust had, at December 31, 1994, an additional 72 on-site apartment managers and other on-site employees. In addition, the Trust has contracted with two outside property management firms to manage four of the Trust's apartment properties.

Trustees and officers of the Trust may obtain reimbursement from the Trust pursuant to terms of the Declaration of Trust for expenses and all other costs incurred by such persons in the performance of their duties. However, this reimbursement obligation of the Trust is not currently covered by insurance due to the high cost of insurance generally.

COMPETITION

The Trust competes with many similar domestic and foreign real estate companies for investments in quality properties and for tenants to occupy the space in its shopping centers, industrial and commercial projects, and apartment complexes.

ITEM 2 - PROPERTIES

The Trust is headquartered in a leased office of approximately 4,700 square feet in the Brentwood area of Los Angeles, California. The lease expires in June 2000.

As to the Trust's investment properties, many of the commercial leases contain provisions which require scheduled increases in base rental contingent upon various consumer price indices or percentage rental payments if sales exceed specified amounts. A majority of the Trust's commercial properties are subject to leases pursuant to which the tenants are responsible for most day-to-day operating expenses, such as real estate taxes, utilities, insurance and normal maintenance and repair. These leases usually provide that the Trust, as landlord, must repair and maintain building exteriors, outside plumbing, electrical and other equipment and, in the case of shopping centers, common areas (including parking lots).

Expenses related to apartment operations, which include property taxes, repairs and maintenance, property insurance, payroll of on-site personnel (such as resident managers, leasing staff, maintenance and janitorial staff), utilities, advertising, direct office expenses and management fees, are paid for by the Trust. All operating expenses for apartment complexes, including real property taxes and insurance, but excluding depreciation and interest, range from approximately 35% to 40% of Gross Scheduled Income. All of the leases with residents are for one year or less.

Substantially all of the commercial leases require the tenants to carry casualty and liability coverage on the properties. In the opinion of the Trustees, all the Trust's properties are adequately insured, but the Trust does not carry earthquake or flood insurance. Most of the Trust's properties are located in areas of California where earthquakes have been known to occur. Earthquake insurance, when it can be obtained, typically carries a
high premium cost and has a high deductible clause.   Having evaluated the
risk/cost relationship, the Trustees have elected not to carry earthquake insurance.

As the Trust has focused on apartment investments in regionally diverse areas (Northern and Southern California, Las Vegas, Nevada, and Phoenix, Arizona) the Trustees have elected not to carry earthquake insurance on those investments.

Due to this continued expansion into multi-family investments in 1994, no one investment had a book value equal to 10% or more of the total assets or gross revenue equal to 10% or more of aggregate gross revenue of the Trust.

During 1994, the Trust's overall economic occupancy rate was 95%.

POTENTIAL ENVIRONMENTAL RISKS

Investments in real property create a potential for environmental liability on the part of the owner of or any mortgage lender on such real property. If hazardous substances are discovered on any of the Trust's properties or discovered to be emanating from any of the Trust's properties, the owner or operator of the property (including the Trust) may be held strictly liable for all costs and liabilities relating to such hazardous substances. In August 1989, the Trust adopted a policy of conducting a Phase I environmental study on each property it seeks to acquire and a Phase I environmental study has been made on each property acquired since that date. The Trust is the lessee and a sublessor as to certain property located in the County of Ventura that is currently operated by a sub-tenant as a gasoline station. In 1987, the County of Ventura initially notified the sub-tenant that its underground fuel tanks would have to be removed and replaced with a double-walled secondary containment system. The amount, extent and cost to remediate the contamination, if any, and the cost of compliance with the County's requirements, has not yet been ascertained. The Trust believes that the sub-tenant is responsible for the compliance and clean up but in the event that the sub-tenant fails to perform, the Trust may be required to cause the property to be brought into compliance with the County's requirements.

In October 1994 a Phase I environmental assessment was prepared on the Santa Fe Springs Shopping Center. The Phase I study indicated the presence of contamination from a prior dry cleaning operation on the property. The Trust is proceeding with a remediation program to remove such contamination. Management of the Trust believes that the cost of remediation of the above described gas station site or the dry cleaner site will not have a material adverse effect on the Trust's consolidated financial position, results of operations or liquidity.

Limited environmental studies have been done on the Trust's other properties to determine whether hazardous substances exist on the properties. Other than as set forth above, management of the Trust has no reason to believe that any hazardous substances exist on such properties in violation of any applicable laws; however, no assurance can be given that such substances are not located on any of the properties.

ITEM 3 - LEGAL PROCEEDINGS

From time to time the Trust is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Trust as to the current status of various claims and legal proceedings to which the Trust is a party, management of the Trust believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the trust's consolidated financial position, results of operations or liquidity.

PART II

ITEM 6 - SELECTED FINANCIAL DATA

Five-year Financial Highlights

Audited at December 31,            1994          1993           1992        1991          1990
-------------------------------------------------------------------------------------------------------
Total Assets                    $198,965,379  $143,167,195  $127,725,867   $121,989,821  $106,701,761
     Versus prior year                 39.0%         12.1%          4.7%          14.3%        (1.1%)
Long-term obligations            $59,275,446             -   $10,882,163    $11,000,000   $20,224,329
Shareholders' Equity            $105,089,879  $106,156,517  $106,845,083   $106,718,170   $83,148,176
     Per Share                        $11.31        $11.49        $11.62         $11.67        $11.23
Revenues                         $29,148,707   $22,251,576   $18,338,165    $16,789,889   $14,788,203
Net Income                       $10,748,696   $10,456,294   $11,762,077     $9,451,741    $8,752,598
     Per Share                         $1.16         $1.13         $1.28          $1.14         $1.19
Distributions to Shareholders    $12,495,643   $11,788,538   $12,684,671    $11,137,057   $10,485,419
     Per Share                         $1.38         $1.29         $1.35          $1.42         $1.42


Per Share Quarterly Distributions

Month paid or accrued                  1994          1993           1992        1991          1990
-------------------------------------------------------------------------------------------------------
April                                 $ .330        $ .320         $ .355      $ .355        $ .355
July                                    .345          .320           .355        .355          .355
October                                 .345          .320           .320        .355          .355
December                                .355          .330           .320        .355          .355
                                       -----         -----          -----       -----         -----
                                       $1.38         $1.29          $1.35       $1.42         $1.42
                                       -----         -----          -----       -----         -----
                                       -----         -----          -----       -----         -----

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Real Estate Investment Trust of California is a regionally focused, self-administered equity real estate investment trust, which owns a portfolio of quality real estate investments. The current goals of the Trust are as follows:

  -  To focus on multi-family investments,
  -  To expand its geographic area for those investments,
  - To orderly divest a majority of its shopping center and commercial investments, and
  -  To increase its asset base and equity.

The Trust has focused on equity investments in apartment communities in California, Nevada and Arizona. The Trust uses its management experience to upgrade and enhance the returns on these investments. In 1994, the Trust acquired nine apartment communities totaling 1,381 units for approximately $69,200,000. In addition, the Trust sold the LaVerne Towne Center (a shopping center investment) for $13,300,000. This sale is consistent with the Trust's plan to continue to focus on multi-family investments.

The financial operation of the Trust's apartment investments and the debt and equity funds used for their acquisition, are the largest factors to changes in the financial condition and results of operations of the Trust.
The Trust has acquired the following apartment properties since 1991.

--------------------------------------------------------------------------------------
                                    MONTH     # OF       PROPERTY            PURCHASE
                                   ACQUIRED  UNITS       LOCATION             PRICE
--------------------------------------------------------------------------------------
 FOR YEAR 1991
--------------------------------------------------------------------------------------
 WindRush Village  Apartments     March         366   Colton, CA           $15,450,000
--------------------------------------------------------------------------------------
 Los Senderos Apartments          April         120   Phoenix, AZ            3,200,000
--------------------------------------------------------------------------------------
 Brentwood Apartments             December      224   Phoenix, AZ            3,950,000
--------------------------------------------------------------------------------------
 Shadow Bend Apartments           December      108   Scottsdale, AZ         3,200,000
--------------------------------------------------------------------------------------
 FOR YEAR 1992
--------------------------------------------------------------------------------------
 Park Scottsdale Apartments       September     128   Scottsdale, AZ        $4,175,000
--------------------------------------------------------------------------------------
 Monte Vista Apartments           December       60   Phoenix, AZ              900,000
--------------------------------------------------------------------------------------
 Ocotillo Apartments              December      173   Phoenix, AZ            2,400,000
--------------------------------------------------------------------------------------
 FOR YEAR 1993
--------------------------------------------------------------------------------------
 Canyon Villas Apartments         February      183   Chula Vista, CA      $11,200,000
--------------------------------------------------------------------------------------
 Posada del Este Apartments       April         148   Phoenix, AZ            3,400,000
--------------------------------------------------------------------------------------
 Lakeview Apartments              August        300   San Diego, CA         15,300,000
--------------------------------------------------------------------------------------
 FOR YEAR 1994
--------------------------------------------------------------------------------------
 Hazel Ranch Apartments           February      208   Fair Oaks, CA         $8,900,000
--------------------------------------------------------------------------------------
 The Summit Apartments            February      125   Chino Hills, CA        7,495,000
--------------------------------------------------------------------------------------
 Countryside Village Apartments   February       96   El Cajon, CA           3,700,000
--------------------------------------------------------------------------------------
 Stonegate Apartments             June          310   Phoenix, AZ           13,550,000
--------------------------------------------------------------------------------------
 Cypress Springs II Apartments    June          144   Las Vegas, NV          7,500,000
--------------------------------------------------------------------------------------
 Tango Apartments                 July          136   Las Vegas, NV          7,700,000
--------------------------------------------------------------------------------------
 Shaliko Apartments               October       151   Rocklin, CA            8,550,000
--------------------------------------------------------------------------------------
 Rocklin Gold Apartments          November      121   Rocklin, CA            6,300,000
--------------------------------------------------------------------------------------
 Quail Chase Apartments           December       90   Folsom, CA             5,500,000
--------------------------------------------------------------------------------------
 TOTAL                                         3191                       $132,370,000
--------------------------------------------------------------------------------------

The funds for these acquisitions have primarily come from the following sources:


-------------------------------------------------------------------------------------------------------
                                                                                          $ in millions
-------------------------------------------------------------------------------------------------------
Sale of Shares of Beneficial Interest, including 1991 public offering and proceeds
of Dividend Reinvestment Plan..........................................................        $ 28.3
-------------------------------------------------------------------------------------------------------
Proceeds of unsecured note for $55 million, funded in March 1994.......................          55.0
-------------------------------------------------------------------------------------------------------
Borrowing on lines of credit, principal balance as of December 31, 1994................          29.4
-------------------------------------------------------------------------------------------------------
Proceeds of sales of rental properties, including the 1994 sale of LaVerne Towne
-------------------------------------------------------------------------------------------------------
Center with net proceeds of approximately $13.3 million................................          18.9
-------------------------------------------------------------------------------------------------------
General funds..........................................................................           0.8
-------------------------------------------------------------------------------------------------------
Total..................................................................................        $132.4
-------------------------------------------------------------------------------------------------------

The continuing policy of the Trust is to emphasize cash flow from operations rather than the realization of capital gains through property dispositions. In 1994 and 1993, however, in keeping with the current goals of the Trust the Trust sold parts of its land and improvements having book values of $13,383,536 and $527,115 respectively, realizing a gain of $271,767 and $145,885, respectively. Revenues to the Trust consist primarily of rental income (95.0%, 90.4% and 88.9% of total revenues for 1994, 1993 and 1992, respectively) derived from its portfolio of income-producing properties.

As the owner of real estate, the Trust is subject to risks arising in connection with the underlying real estate such as defaults or nonrenewal of the leases, increased operating costs, environmental problems, financing availability, changes in real estate and zoning laws and increases in real property tax rates. The success of the Trust also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation and legislation and population changes.

Management defines "Economic Occupancy Rate" as the ratio of the actual rent earned to the total rental the property is capable of yielding. Management believes that this measure is more meaningful to the users of the financial statements because it measures how effectively management has leased the Trust's properties, rather than whether the property is physically occupied.

RESULTS OF OPERATIONS

INCOME Total revenues (excluding gains on sale of rental properties) were $29,149,000 in 1994 compared to $22,252,000 in 1993 and $18,338,000 in 1992. A summary of revenues for the years 1994, 1993 and 1992 is as follows:


--------------------------------------------------------------------------------------------------------------
                                             % OF                         % OF                        % OF
                                 1994        TOTAL           1993         TOTAL          1992         TOTAL
                                            REVENUES                     REVENUES                    REVENUES
--------------------------------------------------------------------------------------------------------------
REVENUES:
--------------------------------------------------------------------------------------------------------------
Apartment rentals:            $18,370,000       63%       $10,777,000        48%       $5,993,000        33%
--------------------------------------------------------------------------------------------------------------
Commercial rental:
--------------------------------------------------------------------------------------------------------------
  Fixed rate or long-term      $2,315,000        8%        $2,430,000        11%       $2,556,000        14%
--------------------------------------------------------------------------------------------------------------
  Variable (*)                 $7,010,000       24%        $6,920,000        31%       $7,748,000        42%
--------------------------------------------------------------------------------------------------------------
TOTAL RENTAL REVENUES:        $27,695,000       95%       $21,890,000        90%      $16,297,000        89%
--------------------------------------------------------------------------------------------------------------
Interest and other:            $1,453,000        5%        $2,125,000        10%       $2,041,000        11%
--------------------------------------------------------------------------------------------------------------
TOTAL REVENUES:               $29,148,000      100%       $22,252,000       100%      $18,338,000       100%
--------------------------------------------------------------------------------------------------------------
PERCENTAGE CHANGE FROM
PRIOR YEAR:
--------------------------------------------------------------------------------------------------------------
Apartment rentals:                  70.5%                       79.8%                       62.1%
--------------------------------------------------------------------------------------------------------------
Commercial rental:
--------------------------------------------------------------------------------------------------------------
   Fixed rate or long-term          (4.7%)                      (4.9%)                      (0.3%)
--------------------------------------------------------------------------------------------------------------
   Variable (*)                      1.3%                      (10.7%)                       3.7%
--------------------------------------------------------------------------------------------------------------
TOTAL RENTAL REVENUES:              26.5%                       34.3%                       19.0%
--------------------------------------------------------------------------------------------------------------
Interest and other:                (31.6%)                       4.1%                      (33.1%)
--------------------------------------------------------------------------------------------------------------
TOTAL REVENUES:                     31.0%                       21.3%                        9.3%
--------------------------------------------------------------------------------------------------------------

(*) Revenues from leases containing clauses that allow for adjustments to rental rates during the term of the lease based upon market conditions and/or inflation factors and short-term leases.

Apartment rentals have increased, as the Trust has acquired additional apartment units (see table above), increased rental rates on existing apartment units and increased occupancy rates at existing and newly acquired apartment communities, by $7,593,000, $4,784,000 and $2,294,000 in 1994, 1993 and 1992, respectively.


--------------------------------------------------------------------------------------------------------------
                                                1994         %        1993         %         1992          %
--------------------------------------------------------------------------------------------------------------
Rentals attributed to new property
acquisitions during year.................    $5,094,000     67%    $3,092,000     64%     $   95,000       4%
--------------------------------------------------------------------------------------------------------------
Rentals attributed to occupancy
changes and/or rental increases and
prior year acquisitions..................     2,499,000     33%     1,692,000     36%      2,196,000      96%
--------------------------------------------------------------------------------------------------------------
Total increase for the year as
compared to prior year...................    $7,593,000    100%    $4,784,000     100%    $2,294,000     100%

--------------------------------------------------------------------------------------------------------------

Commercial rentals (income received from the Trust's shopping center and commercial investments) which have remained relatively constant, reflects the California commercial-industrial market in general, which continues to experience a weakening in rental rates and increased vacancy. Commercial rentals (including Fixed rate or long-term and Variable) decreased by $25,000 and $954,000 in 1994 and 1993 as compared to the prior year and increase by $263,000 in 1992 when compared to the prior year. In 1994, the Trust did experience some limited improvement in the economic occupancy in its commercial portfolio of investments. Income from the Trust's portfolio of notes receivable decreased by $672,000 and $1,009,000 in 1994 and 1992, as compared to the prior year. In 1993, interest income was up $84,000. However, the trend is for the Trust to reduce its portfolio of notes receivable and redeploy the funds into multi-family investments.

EXPENSES Real estate expenses were $17,607,000 in 1994, compared to $10,888,000 in 1993 and $7,600,000 in 1992. Total real estate expenses increased by 61.7% in 1994 as compared to 1993 and increased by 43.3% in 1993 as compared to 1992. Depreciation expense has increased in each of the three years ($4,856,000, $3,185,000 and $2,561,000 for the years ended December 31, 1994, 1993 and 1992, respectively) as new acquisitions are completed and placed into service. The increase in interest expense in 1994 as compared to 1993 ($4,231,000 versus $1,988,000) is due to increased borrowing of the Trust's lines of credit and interest on the $55,000,000 unsecured debt and one mortgage loan added in 1994. (See Notes to Consolidated Financial Statements - Note 7)

Expenses related to apartment operations. which include property taxes, repairs and maintenance, property insurance, payroll of on-site personnel (such as resident managers, leasing staff, maintenance and janitorial staff), utilities, advertising, direct office expenses and management fees, have increased in direct relation to acquisitions of those properties. All operating expenses for apartment complexes, including real property taxes and insurance, but excluding depreciation and interest range from approximately 35% to 40% of Gross Scheduled Income. This compares to retail and commercial properties, which are generally leased on a "net" basis with the tenant paying operating expense directly.

The Trust continues to borrow on a short-term basis on its lines of credit and therefore has an exposure to interest rate increases. The balances on the lines of credit were $29,400,000 as of December 31, 1994. A one per cent increase in interest rates (at current borrowing levels) would reduce net income approximately three cents per share. The remainder of the Trust's debt is at a fixed rate, including the $55,000,000 unsecured Note. (See Notes to Consolidated Financial Statements - Note 7.)

As total revenues have increased, administrative expenses have remained relatively constant for each of the three years 1994, 1993 and 1992.

IMPACT OF INFLATION As the Trust's investment in apartment complexes continues to increase due to new acquisitions, rental revenues from this source will rise. Due to the short-term nature of these leases (one year or less), the Trust can adjust rents to attempt to minimize the impact of inflation and adjust to an improvement in the local rental market. In addition, as the Trust's goal of geographic diversity in its apartments investments continues, this diversity will give some protection from inflation in one or more markets. Although the effects of inflation on the Trust's income cannot be measured with precision, the Trust believes also that because a substantial number of its commercial leases include provisions requiring scheduled increases in base rental based upon increases in various consumer price indices, percentage rental payment if sales exceed defined base amounts, and "net" leases where specified operating expense increases are borne by the tenant, inflation has not had any appreciable negative impact on the Trust's net income and cash flow.

LIQUIDITY AND CAPITAL RESOURCES At December 31, 1994, the Trust's cash balances totaled $867,000. This modest cash balance is supplemented by the Trust's lines of credit in the amount of $36,500,000 which are available to pay distributions to Shareholders and to fund capital improvements and operating expenses. The cash balances were $218,000 and $158,000 in 1993 and 1992, respectively. As of December 31, 1994 the Trust is fully invested in income producing assets. As of December 31, 1994, $7,100,000 of the lines of credit are available to the Trust. As security for the lines of credit, first deeds of trust were recorded against eight properties which were appraised by the banks at an aggregate value of over $75,000,000. Long-term financing of $55,000,000 was secured in March 1994 in the form of an unsecured note with The Prudential Insurance Company of America
(see Notes to Consolidated Financial Statements - Note 7).    The line and
credit agreements which mature on May 31, 1996 (as to $29,000,000) and December 29, 1995 (as to $7,500,000) are contemplated to be renewed yearly for successive two-year periods.

The line of credit agreements have payment terms based upon prime (or the banks' reference rate or LIBOR plus 1.25% to 1.75% as to $29,000,000 and LIBOR plus 1.25% as to $7,500,000). The Trust believes that its cash on hand and its funds expected from operations and its lines of credit will be sufficient to meet its operating commitments. Future additional capital requirements are a function of the expansion and business growth of the Trust which may be met by new debt or equity capital.

The follow table quantifies cash flows from operating, investing and financing activities using information from the Consolidated Statements of Cash Flows.

--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                                                              1994                1993                1992
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities...........     $  14,433,827       $  14,655,158         $12,485,345
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities...............       (58,145,184)        (19,325,523)         (7,894,856)
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities.        44,360,788           4,730,307          (5,957,318)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease in cash).....................     $     649,431       $      59,942        ($ 1,366,829)
--------------------------------------------------------------------------------------------------------------
Cash at end of year.................................     $     867,491       $     218,060         $   158,118
--------------------------------------------------------------------------------------------------------------

See "Overview" above.

The Trust goal is to keep cash balances on hand to a minimum and remain fully invested in income producing real estate assets.

DIVIDENDS A cash distribution of income has been paid to Shareholders each quarter since the Trust's inception in 1968. Distributions per share were $1.38 in 1994 and $1.29 in 1993. The current quarterly distribution is $.355 per share or $1.42 per share on an annualized basis. Total distributions paid to Shareholders for the three years ended December 31, 1994, 1993 and 1992 were $12,496,000, $11,789,000 and $12,684,000, respectively. Total distributions paid to Shareholders for the three years ended December 31, 1994, 1993 and 1992 included return of capital distributions of $1,687,000, $1,426,000 and $469,000, or on a per share basis of $.185 (13.5%), $.156 (12.1%) and $.050
(3.7%), respectively.

As a real estate investment trust, the Trust is required under the Internal Revenue Code to distribute to its Shareholders at least 95% of its taxable income.

INDEPENDENT AUDITORS' REPORT





Kenneth Leventhal & Company
2049 Century Park East
Los Angeles, California 90067



To the Shareholders and Trustees of
Real Estate Investment Trust of California

We have audited the accompanying consolidated balance sheets of Real Estate Investment Trust of California as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1994, 1993, and 1992.
These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Estate Investment Trust of California as of December 31, 1994 and 1993 and the consolidated results of its operations and its consolidated cash flows for each of the three years ended December 31, 1994, 1993, and 1992, in conformity with generally accepted accounting principles.


                              KENNETH LEVENTHAL & COMPANY


January 12, 1995

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

Consolidated Balance Sheets

                                                                                      December 31,
                                                                                1994                 1993
                                                                                ----                 ----
ASSETS

INVESTMENTS IN RENTAL PROPERTIES - Notes 1, 5, 7 and 12
  Land..............................................................       $   44,212,654       $   37,486,606
  Buildings and improvements........................................          162,015,001          111,469,507
                                                                           --------------       --------------
                                                                              206,227,655          148,956,113
  Less accumulated depreciation.....................................         (18,888,941)         (16,570,878)
                                                                           --------------       --------------
                                                                              187,338,714          132,385,235

INVESTMENT IN UNCONSOLIDATED PARTNERSHIP - Notes 1, 6, and 12.......            1,523,810            1,523,810

NOTES RECEIVABLE SECURED BY REAL PROPERTIES - Notes 1 and 3.........            7,436,623            8,286,604

CASH................................................................              867,491              218,060

OTHER ASSETS........................................................            1,798,741              753,486
                                                                           --------------       --------------
                                                                           $  198,965,379       $  143,167,195
                                                                           --------------       --------------
                                                                           --------------       --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LINES OF CREDIT AND NOTES PAYABLE -Note 7...........................          $88,675,446          $32,750,000
ACCOUNTS PAYABLE AND ACCRUED EXPENSES...............................            1,900,595            1,211,899
DISTRIBUTION PAYABLE TO SHAREHOLDERS - Note 4 ......................            3,299,459            3,048,779
                                                                           --------------       --------------
                                                                               93,875,500           37,010,678
COMMITMENTS AND CONTINGENCIES - Notes 7 and 8.......................             -                    -

SHAREHOLDERS' EQUITY
 Shares of Beneficial Interest - no par value: unlimited shares authorized; 9,294,251 shares in 1994 and 9,238,724
  shares in 1993 issued and outstanding - Notes 9 and 10............          105,089,879          106,156,517
                                                                           --------------       --------------
                                                                           $  198,965,379       $  143,167,195
                                                                           --------------       --------------
                                                                           --------------       --------------


See accompanying notes to consolidated financial statements.

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

Consolidated Statements of Income
 For The Years Ended December 31,
                                                                   1994           1993           1992
                                                                   ----           ----           ----
 REVENUES
 Rental......................................................... 27,695,219     20,126,346     16,297,213
 Interest and other investment income...........................  1,453,488      2,125,230      2,040,952
                                                                -----------    -----------    -----------

                                                                 29,148,707     22,251,576     18,338,165
 REAL ESTATE EXPENSES
 Depreciation...................................................  4,231,148      3,185,074      2,560,864
 Interest.......................................................  4,855,524      1,988,399      1,192,759
 Property taxes.................................................  1,302,013        847,708        604,883
 Repairs and maintenance........................................  1,705,964      1,221,946        895,194
 Insurance......................................................    186,231        120,409         87,846
 Leasing commissions and payroll................................  1,819,016      1,172,274        834,112
 Utilities......................................................  2,038,496      1,257,666        706,752
 Other..........................................................  1,468,993      1,094,089        717,913
                                                                -----------    -----------    -----------
                                                                 17,607,385     10,887,565      7,600,323
 ADMINISTRATIVE EXPENSES
 Trustees' fees.................................................     84,000         82,000         80,000
 Professional services..........................................    108,022        236,165        221,449
 Salaries and other - Note 12...................................    872,371        735,439        779,971
                                                                -----------    -----------    -----------
                                                                  1,064,393      1,053,603      1,081,420
                                                                -----------    -----------    -----------
 INCOME BEFORE GAIN ON SALE OF RENTAL PROPERTY.................. 10,476,929     10,310,408      9,656,422

 Gain on sale of rental properties - Notes 1 and 5..............    271,767        145,885      2,105,655
                                                                -----------    -----------    -----------

 NET INCOME..................................................... $10,748,696   $10,456,294    $11,762,077
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------

 NET INCOME PER SHARE:                                                $1.16          $1.13          $1.28
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------

 DISTRIBUTIONS PAID OR ACCRUED PER SHARE
 Taxable at ordinary income rates...............................     $1.160         $1.118         $1.070
 Taxable at capital gain rates..................................       .030           .016           .230
 Non-taxable return of capital..................................       .185           .156           .050
                                                                -----------    -----------    -----------
 Total per share distributions..................................     $1.375         $1.290         $1.350
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------


See accompanying notes to consolidated financial statements.

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

Consolidated Statements of Changes in Shareholders' Equity
 For the Years Ended December 31, 1994, 1993, and 1992

                                                                       Shares of                             Total
                                                                      Beneficial        Undistributed    Shareholders'
                                                                       Interest           Net Income        Equity
BALANCE AT JANUARY 1, 1992                                            106,718,170             -           106,718,170
Proceeds from sale of Shares of Beneficial Interest - Note 10             745,190             -               745,190
Net income for the year ended December 31, 1992                            -              11,762,077       11,762,077
Cash distributions                                                       (618,277)       (11,762,077)     (12,380,354)
                                                                     ------------       ------------     ------------

BALANCE AT DECEMBER 31, 1992                                          106,845,083             -           106,845,083
Proceeds from sale of Shares of Beneficial Interest - Note 10             751,008             -               751,008
Net income for the year ended December 31, 1993                            -              10,456,294       10,456,294
Cash distributions                                                     (1,439,574)       (10,456,294)     (11,895,868)
                                                                     ------------       ------------     ------------

BALANCE AT DECEMBER 31, 1993                                         $106,156,517       $     -          $106,156,517
Proceeds from sale of Shares of Beneficial Interest - Note 10             930,989             -               930,989
Net income for the year ended December 31, 1994                            -              10,748,696       10,748,696
Cash distributions                                                     (1,997,627)       (10,748,696)     (12,746,323)
                                                                     ------------       ------------     ------------
BALANCE AT DECEMBER 31, 1994                                         $105,089,879       $     -          $105,089,879
                                                                     ------------       ------------     ------------
                                                                     ------------       ------------     ------------


See accompanying notes to consolidated financial statements.

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

Consolidated Statements of Cash Flows
 For The Years Ended December 31,                                          1994               1993               1992
                                                                           ----               ----               ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...................................................         $10,748,696        $10,456,293        $11,762,077
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
   Depreciation and amortization...............................           4,313,457          3,260,650          2,606,927
   Gain on sale of rental properties...........................            (271,767)          (145,885)        (2,105,655)
   Decrease (increase) in other assets.........................          (1,045,255)           829,372            290,709
   Increase (decrease) in accounts payable.....................             688,696            254,728            (68,713)
                                                                       ------------       ------------       ------------
     Net cash provided by operating activities.................          14,433,827         14,655,158         12,485,345
                                                                       ------------       ------------       ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to land, buildings and improvements...............         (72,745,165)       (32,202,699)        (9,851,268)
   Collections on notes receivable.............................           1,459,981         10,103,132             99,280
   Increase in notes receivable................................            (610,000)          (116,662)          (436,354)
   Net proceeds from sales of rental properties................          13,750,000          2,890,706          2,293,486
                                                                       ------------       ------------       ------------
     Net cash used in investing activities.....................         (58,145,184)       (19,325,523)        (7,894,856)
                                                                       ------------       ------------       ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on secured notes payable.................             (22,824)       (10,882,163)          (117,837)
   Distributions to shareholders...............................         (11,812,735)       (11,154,817)       (12,111,943)
   Cash proceeds from sales of Shares of Beneficial Interest...             248,080            117,287            172,462
   Net proceeds from issuance of unsecured note................          55,000,000            -                  -

   Net proceeds from secured note payable......................           4,298,267            -                  -
   Proceeds from line of credit................................          52,250,000         61,800,000         10,700,000
   Principal payments on line of credit........................         (55,600,000)       (35,150,000)        (4,600,000)
                                                                       ------------       ------------       ------------
     Net cash provided by (used in) financing activities.......          44,360,788          4,730,307        (5,957,318)
                                                                       ------------       ------------       ------------

 NET INCREASE (DECREASE) IN CASH...............................             649,431             59,942        (1,366,829)

 CASH AT BEGINNING OF YEAR.....................................             218,060            158,118          1,524,947
                                                                       ------------       ------------       ------------

 CASH AT END OF YEAR...........................................        $    867,491       $    218,060       $    158,118
                                                                       ------------       ------------       ------------
                                                                       ------------       ------------       ------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest......................        $  4,472,651       $  2,053,317       $  1,192,759
                                                                       ------------       ------------       ------------
                                                                       ------------       ------------       ------------

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
Notes to Consolidated Financial Statements

DECEMBER 31, 1994, 1993, AND 1992

NOTE 1 - ACCOUNTING POLICIES

The significant accounting policies of the Trust are as follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements as of December 31, 1994 and 1993, and for each of the three years ended December 31, 1994, 1993, and 1992, include the accounts of the Trust and a limited partnership in which the Trust acquired substantially all of the economic ownership as of April 15, 1981; the Trust is the general partner. All significant intercompany balances and transactions have been eliminated in consolidation.

INVESTMENTS IN RENTAL PROPERTIES

Investment in rental properties are recorded at depreciated cost, unless the property is permanently impaired. Properties identified by management for current disposition are recorded at the lower of depreciated cost or net realizable value. Net realizable value is determined based on management's estimates of the selling price of the property less cost of the sale transaction. At December 31, 1994, none of the Trust's assets are impaired or held for current disposition.

RENTAL OPERATIONS

Rental income and income from direct financing leases are recorded on the accrual basis of accounting and, accordingly, such income is recorded when earned. Certain lease agreements contain provisions for additional rents based upon the sales volume of the lessee. These additional rents are estimated and reflected for quarterly reporting purposes. However, amounts which are not determinable by the end of the year are not accrued.

Rental expenses are recorded on the accrual basis of accounting and, accordingly, expenses are recorded when incurred.

Depreciation on the buildings and improvements is provided on a straight-line basis over estimated useful lives primarily ranging from 10 to 40 years.

Expenditures for maintenance and repairs are charged to operations and renewals and betterments are capitalized. At the time of disposal of any property, the asset is relieved of the cost and the accumulated depreciation is removed from the accounts.

Amortization of major leasing costs, principally commissions, is computed on the straight-line method over the period of the related lease.

INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

The Trust's investment in an unconsolidated partnership is reflected under the equity method. (See Note 6 - Investment in Unconsolidated Partnership)

GAIN ON SALE OF RENTAL PROPERTIES

Sales are generally recorded at the close of escrow or after title has been transferred to the buyer and after appropriate down payments have been received and there is reasonable assurance that the remaining receivables will be collected.

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
Notes to Consolidated Financial Statements (Continued)

FINANCIAL INSTRUMENTS

For those instruments, as defined under Statement of Financial Accounting standards No. 107, "Disclosures About Fair Value of Financial Instruments," for which it is practical to estimate fair value, management has determined that the carrying amounts of the Trust's financial instruments approximate their fair value at December 31, 1994.

RECLASSIFICATIONS

Certain items in the consolidated financial statements have been reclassified to be in conformity with the 1994 presentation.

NOTE 2 - INCOME TAXES

The Trust has not provided for federal income taxes because the Trust believes it qualifies as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and similar California statutes and distributes substantially all of its taxable income to its Shareholders. The book value for financial reporting purposes of certain investments in rental properties exceeds the cost basis for income tax reporting purposes by approximately $397,000 at December 31, 1994 and 1993. The difference relates to properties acquired by the Trust in prior periods for Shares of Beneficial Interest where the Trust succeeded to the transferor's tax basis. Accordingly, a portion of the current and future depreciation expense charged to operations for financial statement purposes is not deductible on the Trust's income tax return.

Additional timing differences arise primarily from the use of accelerated methods of depreciation and differences in income recognition due to the application of Statement of Financial Accounting Standards No. 13 (Note 5). The aggregate of these differences is approximately $1,493,000 and $2,475,000 of cumulative book income over cumulative taxable income (before the deduction for distributions) at December 31, 1994 and 1993, respectively.

NOTE 3 - NOTES RECEIVABLE SECURED BY REAL PROPERTIES

Notes receivable secured by real properties primarily in Southern California consist of mortgage notes that arose, in part, from the sale of rental properties and bear interest at rates ranging from 6.0% to 12.0% and are due in various periods through 1999.

Principal maturities for the succeeding years are approximately as follows:

                           ---------------------------------------
                                1995                    $466,623
                           ---------------------------------------
                                1996                   1,630,000
                           ---------------------------------------
                                1997                    -
                           ---------------------------------------
                                1998                    -
                           ---------------------------------------
                                1999                   5,340,000
                           ---------------------------------------

                           ---------------------------------------
                                Total                 $7,436,623
                           ---------------------------------------

Certain of the Trust's notes receivable secured by real properties located in Southern California totaling $6,810,000, have provisions in which the loans are secured by buildings and improvements that are constructed on land owned by the Trust and leased-back to the mortgagee. The ground lease and related mortgage, in each case, have coinciding expiration and due dates, respectively. Provisions in the ground leases allow for both the mortgagee and the Trust to participate in appreciation in value, if any, upon ultimate sale of the property, including the land and improvements. Should the property not be sold before the expiration of the ground lease, the improvements would, upon expiration, revert to the Trust.

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
Notes to Consolidated Financial Statements (Continued)

NOTE 4 - DISTRIBUTIONS PAYABLE TO SHAREHOLDERS

In the years 1994 and 1993, the Trust declared distributions of income in the amount of $.355 and $.33 per share payable to Shareholders of record on December 31, 1994 and December 31, 1993 with payment dates of January 19, 1995 and January 20, 1994, respectively.

NOTE 5 - LEASES AND RENTAL PROPERTIES

The Trust's rental properties, exclusive of apartment units (which have leases for one year or less), generally are leased to tenants under noncancellable leases with remaining terms ranging from one to 30 years and requiring monthly payments of minimum specified rents. Certain of the leases require the tenant to pay all operating expenses of the properties. In addition, some leases provide for additional rental payments based upon gross revenues of the tenant in excess of specified amounts. For the years ended December 31, 1994, 1993, and 1992, the Trust earned overage rents of approximately $344,000, $335,000, and $477,000, respectively.

Two of the Trust's leases are classified as direct financing leases with a net investment as outlined below. Essentially, under this method of accounting the Trust recognizes income on a basis similar to interest on a decreasing loan principal amount rather than a level stream of rental payments.


-----------------------------------------------------------------------------------------------
                                                                    1994                1993
-----------------------------------------------------------------------------------------------
Total minimum lease payments to be received                      $3,028,328          $3,287,196
-----------------------------------------------------------------------------------------------
Estimated unguaranteed residual values of leased properties         270,205             270,205
-----------------------------------------------------------------------------------------------
Unearned income                                                  (1,703,783)         (1,878,226)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Net investment                                                   $1,594,750          $1,679,175
-----------------------------------------------------------------------------------------------


The remainder of the Trust's leases are classified as operating leases and the costs, at December 31, 1994 and 1993, of the related rental properties by major class are as follows:

----------------------------------------------------------------------
                                           1994                1993
----------------------------------------------------------------------
Land                                   $44,212,654         $37,486,606
----------------------------------------------------------------------
Apartments                             114,815,947          55,802,698
----------------------------------------------------------------------
Shopping Centers                        24,458,883          34,354,302
----------------------------------------------------------------------
Warehouses                               4,209,014           2,630,495
----------------------------------------------------------------------
Other commercial property               16,936,407          17,002,837
----------------------------------------------------------------------

----------------------------------------------------------------------
                                       204,632,905         147,276,938
----------------------------------------------------------------------
Less Accumulated depreciation          (18,888,940)        (16,570,878)
----------------------------------------------------------------------
                                       185,743,964        $130,706,060
----------------------------------------------------------------------

In 1994, 1993 and 1992, the Trust sold parts of its land and improvements having book values of $13,383,536, $527,115 and $187,831, respectively, realizing a gain of $271,767, $145,885 and $2,105,655, respectively.

The future minimum lease payments receivable under direct financing leases and the future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 1994, and all periods thereafter are as follows:

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
Notes to Consolidated Financial Statements (Continued)

          --------------------------------------------------
                             Direct Financing     Operating
                                 Leases             Leases
          --------------------------------------------------
             1995                258,858          $6,982,862
          --------------------------------------------------
             1996                258,858           6,035,205
          --------------------------------------------------
             1997                258,858           5,124,330
          --------------------------------------------------
             1998                258,858           3,666,753
          --------------------------------------------------
             1999                258,858           2,134,078
          --------------------------------------------------
          Thereafter           1,734,048          11,377,668
          --------------------------------------------------

          --------------------------------------------------
                              $3,028,338         $35,320,896
          --------------------------------------------------

NOTE 6 - INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

On December 15, 1986, the Trust purchased for $1,523,810, a 21% interest in Chateau de Ville Apartment Fund, Ltd., a California limited partnership. The partnership owns and operates a 258-unit apartment complex in Anaheim, California. The general partner of the partnership is the William Walters Company, the Trust's former Advisor.

As disclosed in Note 1, the Trust accounts for its partnership investment under the equity method. The equity method accounts for the investment at the underlying equity in the net assets of the partnership and records income or loss from the partnership based on the Trust's pro rata share. The income from the partnership recorded by the Trust is included in rental income and was $149,143, $149,143, and $150,857, in 1994, 1993 and 1992, respectively. The total assets and total liabilities of the partnership were approximately $9,493,000 and $2,381,000 at December 31, 1994 and $9,584,000 and $2,473,000 at
December 31, 1993, respectively.

NOTE 7 - LINE OF CREDIT AND NOTE PAYABLE

     ---------------------------------------------------------------------------------------------------------
     SECURED BY REAL ESTATE                                                            1994              1993
     ---------------------------------------------------------------------------------------------------------
     First trust deed note bearing interest at 9.35% per annum with monthly payments of $37,975 applied to principal and interest based on a 30 year
     amortization schedule until maturity on June 15, 1999.                         $ 4,275,446    $     -
     ---------------------------------------------------------------------------------------------------------
     Lines of Credit secured by deeds of trust bearing interest at Bank's prime or reference rate or LIBOR plus 1.25% to 1.75% paid monthly on the outstanding principal balance. Lines of Credit totaling $36,500,000 expire on May 31, 1996 as to $29,000,000 and December 31, 1995 as to
     $7,500,000 at which time the entire principal balance plus accrued
     interest would be due.                                                          29,400,000     32,750,000
     ---------------------------------------------------------------------------------------------------------
     UNSECURED
     ---------------------------------------------------------------------------------------------------------
     Unsecured note payable bearing interest at 7.44% (payable monthly) due in principal installments as follows in the years: 2000 -$10,000,000, 2001 -
     $10,000,000, 2002 - $10,000,000, 2003 - $10,000,000, 2004 - $15,000,000.        55,000,000
     ---------------------------------------------------------------------------------------------------------
                                                                                    $88,675,446    $32,750,000
     ---------------------------------------------------------------------------------------------------------


In 1991 and 1993, the Trust entered into $29,000,000 and $7,500,000 (for a total of $36,500,000) line of credit agreements with two major California banks. The lines of credit, which were established or renewed in 1993, are secured by first trust deeds on various properties with an aggregate carrying value of approximately $70,510,000. Pursuant to the agreements, the banks will not loan more than 50% of the aggregate appraised value of the properties. The agreements (including the unsecured $55,000,000 note) obligate the Trust to comply with certain restrictive covenants of a non-financial nature. The line of credit agreements and unsecured note require, among other things, a minimum debt to tangible net worth ratio and a minimum cash flow to debt ratio. At December 31, 1994, the prime or reference rate was 8.5%.

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the aggregate maturities of the above secured and unsecured debt for each of the next five years:


            --------------------------------------
               Year                      Amount
            --------------------------------------
               1995                    $    58,407
            --------------------------------------
               1996                     29,464,108
            --------------------------------------
               1997                         70,366
            --------------------------------------
               1998                         77,234
            --------------------------------------
               1999                      4,005,331
            --------------------------------------
            Thereafter                  55,000,000
            --------------------------------------
               Total                   $88,675,446
            --------------------------------------


NOTE 8 - CONTINGENT LIABILITIES

Earthquake insurance, when it can be obtained, typically costs up to 10% of the value of the insured property per year. Having evaluated the risk/cost relationship, the Trustees have elected not to carry earthquake insurance. Additionally, Trustees and officers of the Trust may obtain reimbursement from the Trust pursuant to terms of the Declaration of Trust for expenses incurred by such persons in the performance of their duties. This reimbursement obligation of the Trust is not currently covered by insurance due to the high cost of insurance generally.

NOTE 9 - STOCK OPTION PLAN

During 1992, the Trust reset the stock options issued to two key employees of the Trust pursuant to the Plan adopted in 1991. The total option shares authorized are 350,000, of which all shares are granted subject to certain restrictions. In 1994, 120,000 shares were vested. The option prices are $13.00 per share as to 200,000 shares and $16.75 as to 150,000 with the options to expire in the year 2002 and 2003, respectively. As of December 31, 1994, no options were exercised. The remaining options vest 70,000 shares per year to qualified key employees.

NOTE 10 - PROCEEDS FROM SALES OF SHARES OF BENEFICIAL INTEREST

In 1994, 1993 and 1992, the Trust sold Shares of Beneficial Interest pursuant to its Dividend Reinvestment and Stock Purchase Plan.


                    ------------------------------------------------
                            Shares sold
                            pursuant to
                              Dividend    Price range         Net
                            Reinvestment   per share        proceeds
                               Plan
                    ------------------------------------------------
                     1994     55,527    $16.33 - $17.85     $930,989
                    ------------------------------------------------
                     1993     46,693    $14.25 - $17.78     $751,008
                    ------------------------------------------------
                     1992     49,026    $13.50 - $16.45     $745,190
                    ------------------------------------------------

Included in net proceeds for each of the years 1994, 1993 and 1992, are cash payments for stock purchases per the plan of $248,080, $117,287 and $172,462, respectively.

NOTE 11 - NET INCOME PER SHARE

Net income per share is based upon the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the years ended December 31, 1994, 1993, and 1992 were 9,266,546, 9,218,519 and 9,168,244, respectively. Outstanding stock options have not been included as they are anti-dilutive.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

The Walters Management Company, which is partially owned by a Trustee (and effective January 1, 1995, Chairman of the Board) of the Trust, managed four apartment properties owned by the Trust as follows; WindRush Village Apartments (until June 30, 1994, at which time the Trust assumed direct management), Canyon Villas Apartments, Countryside Apartments and Lakeview Village Apartments. Its management fees were comparable to fees which would be charged by similar management organizations operating in the geographic areas where the property was located. Management fees paid to The Walters Management Company for the years ended December 31, 1994, and December 31, 1993 were $179,362 and $138,506, respectively.

A company controlled by a Trustee (who retired from the Board at the end of December 1994), is the general partner in the partnership described in Note 6 and owns a 14% interest in the partnership.


The following consolidated schedules are included in this report (and Independent Auditors' Report, thereon, filed as Exhibit 24.1) and should be read in conjunction with the Consolidated Financial Statements contained in the Registrant's 1994 Annual Report.

     Consolidated Schedule of Investments in Rental Properties and Accumulated Depreciation

     Consolidated Schedule of Notes Receivable Secured by Real Properties

CONSOLIDATED SCHEDULE OF INVESTMENTS IN RENTAL PROPERTIES AND ACCUMULATED DEPRECIATION

The changes in the carrying amounts of rental properties and accumulated depreciation for the years ended December 31, 1994, 1993, and 1992, are as follows:

                                                                      Buildings
                                                                         and
                                                     Land           Improvements           Total

                                                ------------        ------------        ------------
  RENTAL PROPERTIES
  Balance at January 1, 1992                    $ 31,639,587        $ 78,614,519        $110,254,106
      Additions during the year                    1,429,308           8,375,897           9,805,205
      Deductions for properties sold                (177,998)            (31,427)           (209,425)
                                                ------------        ------------        ------------
  Balance at December 31,1992                   $ 32,890,897        $ 86,958,989        $119,849,886
      Additions during the year                    6,863,829          25,245,593          32,109,422
      Deductions for properties sold              (2,268,120)          (735, 075)         (3,003,195)
                                                ------------        ------------        ------------

  Balance at December 31,1993                   $ 37,486,606        $111,469,507        $148,956,113
      Additions during the year                   11,999,852          58,974,558          70,974,410
      Deductions for properties sold              (5,273,804)        (10,023,814)        (15,297,618)
                                                ------------        ------------        ------------

  Balance at December 31, 1994                  $ 44,212,654        $160,420,251        $204,632,905
                                                ------------        ------------        ------------
                                                ------------        ------------        ------------

  ACCUMULATED DEPRECIATION

  Balance at January 1, 1992                                                              11,122,614
    Add depreciation charged to expense during period                                      2,560,864
    Deduct accumulated depreciation on properties sold                                       (21,594)
                                                                                        ------------

  Balance at December 31, 1992                                                            13,661,884
    Add depreciation charged to expense during period                                      3,185,074
    Deduct accumulated depreciation on properties sold                                      (276,080)
                                                                                        ------------

  Balance at December 31, 1993                                                            16,570,878
    Add depreciation charged to expense during period4,231,148                             4,231,148
    Deduct accumulated depreciation on properties sold                                    (1,913,085)
                                                                                        ------------

  Balance at December 31, 1994                                                           $18,888,941
                                                                                         -----------
                                                                                         -----------

Schedule of Investments in Rental Properties and Accumulated Depreciation

------------------------------------------------------------------------------------------------------------------------------------
                                                Amount of     Initial Cost to Trust                Net     Cost at December 31, 1994
                                               Encumbrance ________________________           Improvements ________________________
                                                    at                 Buildings                   to                     Buildings
                                 Description   December 31,               and                  December 31,                 and
  Classification of Property     of Property       1994      Land     Improvements     Total      1994           Land   Improvements
------------------------------------------------------------------------------------------------------------------------------------
200 South Glenn Drive              Apartment        (4)      378,031    1,477,267    1,855,298     765,218      378,031    2,242,485
  Camarillo, California            Complex
218 North 8th Street               Apartment                  94,620       15,574      110,194     918,855       94,620      934,429
  Santa Paula, California          Complex
1699 East Washington Street        Apartment        (4)    2,915,415   12,542,704   15,458,119     419,172    2,915,415   12,961,876
  Colton, California               Complex
12844 N. Paradise Village Parkway  Apartment                 665,600    2,698,861    3,364,461     241,801      665,600    2,940,662
  Phoenix, Arizona                 Complex
11821 N. 28th Drive                Apartment               1,115,000    2,853,480    3,968,480     768,875    1,115,000    3,622,355
  Phoenix, Arizona                 Complex
2938 N. 61st Place                 Apartment                 540,000    2,764,769    3,304,769     294,125      540,000    3,058,894
  Scottsdale, Arizona              Complex
5877 N. Granite Reef Road          Apartment                 820,000    3,438,476    4,258,476     164,797      820,000    3,603,273
  Scottsdale, Arizona              Complex
1780 W. Missouri                   Apartment                 425,000    2,075,780    2,500,780     217,907      425,000    2,293,687
  Phoenix, Arizona                 Complex
302 E. Monte Vista                 Apartment                 153,000      747,299      900,299      87,026      153,000      834,325
  Phoenix, Arizona                 Complex
601 Telegraph Canyon Road          Apartment        (4)    2,374,000    8,838,253   11,212,253     254,551    2,374,000    9,092,804
  San Diego, California            Complex
1212 East Bethany Home Road        Apartment                 680,000    2,813,716    3,493,716     272,894      680,000    3,086,610
  Phoenix, Arizona                 Complex
3200 Sweetwater Avenue             Apartment        (4)    3,626,100   11,692,761   15,318,861     141,356    3,626,100   11,834,117
  San Diego, California            Complex
8842 Winding Way                   Apartment               1,246,000    7,687,652    8,933,652     171,750    1,246,000    7,859,402
  Fair Oaks, California            Complex
2400 Ridgeview Drive               Apartment        (4)    1,566,455    5,958,911    7,525,366       5,171    1,566,455    5,964,082
  Chino Hills, California          Complex
1525 Graves Avenue                 Apartment                 969,400    2,735,857    3,705,257      60,558      969,400    2,796,415
  El Cajon, California             Complex
13220 S. 48th Street               Apartment               2,700,000   10,824,335   13,524,335     545,369    2,700,000   11,369,704
  Phoenix, Arizona                 Complex
3651 North Rancho Rd.              Apartment               1,152,000    6,378,167    7,530,167       4,975    1,152,000    6,383,142
  Las Vegas, Nevada                Complex
6570 West Flamingo Road            Apartment  4,275,446    1,855,163    5,882,811    7,737,974                1,855,163    5,882,811
  Las Vegas, Nevada                Complex
5051 El Don Drive                  Apartment                 744,860    7,839,467    8,584,327      10,004      744,860    7,849,471
  Rocklin, California              Complex
2651 Sunset Boulevard              Apartment                 825,300    5,501,129    6,326,429                  825,300    5,501,129
  Rocklin, California              Complex
99 Cable Circle                    Apartment                 810,835    4,700,680    5,511,515       3,594      810,835    4,704,274
  Folsom, California               Complex
2505 Vineyard Avenue               Shopping                  171,832                   171,832    4,188,137     171,832    4,188,137
  Oxnard, California               Center
9276-9432 Telephone Road           Shopping         (4)      270,000      738,317    1,008,317   1,639,254      270,000    2,377,571
  Ventura, California              Center

------------------------------------------------------------------------------------------------------------------------------------
                                 Description                          Accumulated         Date
  Classification of Property     of Property                 Total    Depreciation      Acquired
------------------------------------------------------------------------------------------------------------------------------------
200 South Glenn Drive              Apartment               2,620,516    1,452,187         1972
  Camarillo, California            Complex
218 North 8th Street               Apartment               1,029,049      412,780         1972
  Santa Paula, California          Complex
1699 East Washington Street        Apartment              15,877,291    1,252,325         1991
  Colton, California               Complex
12844 N. Paradise Village Parkway  Apartment               3,606,262      281,540         1991
  Phoenix, Arizona                 Complex
11821 N. 28th Drive                Apartment               4,737,355      275,128         1991
  Phoenix, Arizona                 Complex
2938 N. 61st Place                 Apartment               3,598,894      232,901         1991
  Scottsdale, Arizona              Complex
5877 N. Granite Reef Road          Apartment               4,423,273      203,678         1992
  Scottsdale, Arizona              Complex
1780 W. Missouri                   Apartment               2,718,687      115,923         1992
  Phoenix, Arizona                 Complex
302 E. Monte Vista                 Apartment                 987,325       41,111         1992
  Phoenix, Arizona                 Complex
601 Telegraph Canyon Road          Apartment              11,466,804      440,539         1993
  San Diego, California            Complex
1212 East Bethany Home Road        Apartment               3,766,610      128,194         1993
  Phoenix, Arizona                 Complex
3200 Sweetwater Avenue             Apartment              15,460,217      425,719         1993
  San Diego, California            Complex
8842 Winding Way                   Apartment               9,105,402      161,930         1994
  Fair Oaks, California            Complex
2400 Ridgeview Drive               Apartment               7,530,537      124,248         1994
  Chino Hills, California          Complex
1525 Graves Avenue                 Apartment               3,765,815       57,580         1994
  El Cajon, California             Complex
13220 S. 48th Street               Apartment              14,069,704      136,944         1994
  Phoenix, Arizona                 Complex
3651 North Rancho Rd.              Apartment               7,535,142       80,638         1994
  Las Vegas, Nevada                Complex
6570 West Flamingo Road            Apartment               7,737,974       73,821         1994
  Las Vegas, Nevada                Complex
5051 El Don Drive                  Apartment               8,594,331       49,207         1994
  Rocklin, California              Complex
2651 Sunset Boulevard              Apartment               6,326,429       22,937         1994
  Rocklin, California              Complex
99 Cable Circle                    Apartment               5,515,109        9,900         1994
  Folsom, California               Complex
2505 Vineyard Avenue               Shopping                4,359,969    2,595,685         1959
  Oxnard, California               Center
9276-9432 Telephone Road           Shopping                2,647,571    1,178,127         1973
  Ventura, California              Center

                                      22

Schedule of Investments in Rental Properties and Accumulated Depreciation (continued)

------------------------------------------------------------------------------------------------------------------------------------
                                                   Amount of    Initial Cost to Trust                Net   Cost at December 31, 1994
                                                  Encumbrance________________________            Improvements______________________
                                                      at                 Buildings                    to                 Buildings
                                     Description  December 31,              and                   December 31,              and
  Classification of Property         of Property    1994       Land     Improvements     Total       1994        Land   Improvements
------------------------------------------------------------------------------------------------------------------------------------
2501 East Lakeshore Drive (1)          Shopping                383,905    1,110,474    1,494,379      42,796     383,905   1,153,270
  Lake Elsinore, California            Center
13271-13499 East Telegraph Road        Shopping              4,771,556   12,900,873   17,672,429     876,219   4,771,556  13,777,092
  Santa Fe Springs, California         Center
133 S. Yorba/2512-2462 E. Chapman (3)  Shopping              1,505,257                 1,505,257               1,505,257
  Orange, California                   Center
25842-25864 Tournament Road            Shopping              2,827,526    2,827,527    5,655,053     135,286   2,827,526   2,962,813
  Valencia, California                 Center
2705 Loma Vista Road (1)               Medical                 281,000                   281,000      29,676     281,000      29,676
  Ventura, California                  Office
23560 Madison                          Medical         (4)   1,560,000    4,449,737    6,009,737   1,468,670   1,560,000   5,918,407
  Torrance, California                 Office
25880 Tournament Road                  Medical                 235,000    4,466,220    4,701,220     221,174     235,000   4,687,394
  Valencia, California                 Office
756 East Thompson Blvd. (2)            Motel                    11,329                    11,329                  11,329
  Ventura, California                  Site (Land)
541-549 West Betteravia Road           Business Park/          272,000    1,428,000    1,700,000      93,481     272,000   1,521,481
  Santa Maria, California              Mini-Warehouse
4600 Pierce Road                       Storage                 102,180    1,120,151    1,222,331       2,595     102,180   1,122,746
  Bakersfield, California              Mini-Warehouse
2625 Johnson Drive (3)                 Retail                1,403,673                 1,403,673       7,690   1,411,363
  Ventura, California                  Building
12917 Park Street                      Warehouse               105,000      325,291      430,291       6,000     105,000     331,291
  Santa Fe Springs, California         Building
2591 & 2595 Katherine Avenue           Warehouse               289,877    1,175,798    1,465,675      57,697     289,877   1,233,495
  Oxnard, California                   Building
705-719 East Santa Barbara Street      Retail                    8,925       79,194       88,119      55,745       8,925     134,939
  Santa Paula, California              Buildings
1050-1098 East Thompson Blvd.          Retail                   16,841       80,189       97,030   1,221,222      16,841   1,301,411
  Ventura, California                  Buildings
20016-20150 Hawthorne Blvd. (3)        Retail                1,520,000                 1,520,000               1,520,000
  Torrance, California                 Buildings
2501-2519 West 5th Street              Industrial              628,000    1,740,325    2,368,325       9,365     628,000   1,749,690
  Santa Ana, California                Building
16818 Via del Campo Court              Industrial      (4)   2,184,284    2,669,603    4,853,887     299,999   2,184,284   2,969,602
  Rancho Bernardo, California          Building
12011 San Vicente Blvd.                Headquarters                          78,290       78,290      66,999     145,289
  Los Angeles, California              Office
  TOTAL:                                        33,675,446  44,204,964  144,657,938  188,862,903  15,771,996  44,212,654 160,420,251

------------------------------------------------------------------------------------------------------------------------------------
                                     Description                         Accumulated         Date
  Classification of Property         of Property                Total    Depreciation      Acquired
------------------------------------------------------------------------------------------------------------------------------------
2501 East Lakeshore Drive (1)          Shopping              1,537,175      330,533         1984
  Lake Elsinore, California            Center
13271-13499 East Telegraph Road        Shopping             18,548,648    2,975,463         1986
  Santa Fe Springs, California         Center
133 S. Yorba/2512-2462 E. Chapman (3)  Shopping              1,505,257                      1987
  Orange, California                   Center
25842-25864 Tournament Road            Shopping              5,790,339      423,448         1989
  Valencia, California                 Center
2705 Loma Vista Road (1)               Medical                 310,676       18,322         1952
  Ventura, California                  Office
23560 Madison                          Medical               7,478,407    1,974,557         1985
  Torrance, California                 Office
25880 Tournament Road                  Medical               4,922,394      902,227         1987
  Valencia, California                 Office
756 East Thompson Blvd. (2)            Motel                    11,329                      1921
  Ventura, California                  Site (Land)
541-549 West Betteravia Road           Business Park         1,793,481      594,348         1981
  Santa Maria, California              Mini-Warehouse
4600 Pierce Road                       Storage               1,224,926      468,052         1978
  Bakersfield, California              Mini-Warehouse
2625 Johnson Drive (3)                 Retail                1,411,363                      1986
  Ventura, California                  Building
12917 Park Street                      Warehouse               436,291      106,497         1982
  Santa Fe Springs, California         Building
2591 & 2595 Katherine Avenue           Warehouse             1,523,372       17,093         1994
  Oxnard, California                   Building
705-719 East Santa Barbara Street      Retail                  143,864      103,735         1963
  Santa Paula, California              Buildings
1050-1098 East Thompson Blvd.          Retail                1,318,252      199,662         1953
  Ventura, California                  Buildings
20016-20150 Hawthorne Blvd. (3)        Retail                1,520,000                      1985
  Torrance, California                 Buildings
2501-2519 West 5th Street              Industrial            2,377,690      297,262         1985
  Santa Ana, California                Building
16818 Via del Campo Court              Industrial            5,153,886      634,427         1987
  Rancho Bernardo, California          Building
2011 San Vicente Blvd.                 Headquarters            145,289       90,279         1990
  Los Angeles, California              Office
  TOTAL:                                                   204,632,905   18,888,941

(1) Additional amounts classified as direct financing leases, see Note 5 to Consolidated Financial Statements.
(2)  Ground leased and lessee constructed improvements.
(3)  Ground lease where Trust also has a note receivable.
(4) Deed of Trust recorded in favor of Sanwa Bank or Union Bank in connection with lines of credit totalling $36,500,000.
     At December 31, 1994, the balance outstanding on the lines of credit was $29,400,000.

CONSOLIDATED SCHEDULE OF NOTES RECEIVABLE SECURED BY REAL PROPERTIES

                                                                                                 Carrying
                                                                    Original       Final          Amount
                                                 Face Amount        Interest      Maturity       of Notes
  Description                                     of Notes            Rate          Date        Receivable

                                                 -----------        --------       -------      -----------
  Shopping Centers:
    Orange, California (1)(2)                     $3,580,000           9.50%          1999      $ 3,580,000
  Commercial/Industrial
    Torrance, California (1)(2)                    1,630,000          12.00%          1996        1,630,000
    Oxnard, California                               450,000          11.50%          1995          450,000
    Lassen County, California                        160,000           8.50%          1999          160,000
    Ventura, California (1)                        1,600,000          10.00%          1998        1,600,000
  Other:
    Miscellaneous notes                               16,623      10.0-11.0%        1995-6           16,623
                                                 -----------                                    -----------
                                                  $7,436,623                                    $ 7,436,623
                                                 -----------                                    -----------
                                                 -----------                                    -----------

(1) Note receivable where Trust also has a ground lease.
(2) These properties secure second deeds of trust listed under "Other." Note is due upon sale of any of the properties securing the note.

The changes in the carrying amounts of the notes receivable for the years ended December 31, 1994, 1993, and 1992, are as follows:


  Balance - at January 1, 1992                            $ 17,936,480
    Additions to notes receivable                              435,874
   Collection of principal during the year                     (99,280)
                                                          ------------

  Balance - at December 31, 1992                            18,273,074
    Additions to notes receivable                              116,661
    Collection of principal during the year                (10,103,131)
                                                          ------------

  Balance - at December 31, 1993                             8,286,604
    Additions to notes receivable                              610,000
    Collection of principal during the year                 (1,459,981)
                                                          ------------

  Balance - at December 31, 1994                          $  7,436,623
                                                          ------------
                                                          ------------


Management believes that the notes are collectible, therefore no allowance for loan losses has been established.

SUPPLEMENTARY DATA (Unaudited)

Quarterly Operating Results                                 ($ In Thousands Except Per Share Data)

                                                                     For The Quarter Ended

                                    March 31, 1994       June 30, 1994      Sept. 30, 1994       Dec. 31, 1994      Total For Year
                                    --------------       -------------      --------------       -------------      --------------
  Income                                   $ 6,009             $ 6,912             $ 7,760             $ 8,467            $ 29,148

  Real estate expenses                       2,954               3,974               4,982               5,697              17,607
  Administrative expenses                      288                 328                 227                 221               1,064
                                           -------             -------             -------             -------             -------
  Income before gain on sale
   of real estate                            2,767               2,610               2,551               2,549              10,477
  Gain on sale of real estate                    -                   -                   -                 272                 272
                                           -------             -------             -------             -------             -------
  Net income                               $ 2,767             $ 2,610             $ 2,551             $ 2,821             $10,749
                                           -------             -------             -------             -------             -------
                                           -------             -------             -------             -------             -------

  Net income per share                      $ 0.30              $ 0.28              $ 0.28              $ 0.30              $ 1.16
                                            ------              ------              ------              ------              ------
                                            ------              ------              ------              ------              ------


                                                                  For The Quarter Ended

                                    March 31, 1993       June 30, 1993      Sept. 30, 1993       Dec. 31, 1993      Total For Year
                                    --------------       -------------      --------------       -------------      --------------
  Income                                   $ 5,077             $ 5,417             $ 5,620             $ 6,138          $22,252

  Real estate expenses                       2,195               2,511               2,890               3,292           10,888
  Administrative expenses                      233                 309                 224                 288            1,054
                                           -------             -------             -------             -------          -------
  Income before gain on sale
   of real estate                            2,649               2,597               2,506               2,558           10,310
  Gain on sale of real estate                    -                   -                 146                   -              146
                                           -------             -------             -------             -------          -------
  Net income                               $ 2,649             $ 2,597             $ 2,652             $ 2,558           $10,456
                                           -------             -------             -------             -------           -------
                                           -------             -------             -------             -------           -------

  Net income per share                      $ 0.29              $ 0.28              $ 0.29              $ 0.27            $ 1.13
                                            ------              ------              ------              ------            ------
                                            ------              ------              ------              ------            ------


                                                                  For The Quarter Ended

                                    March 31, 1992       June 30, 1992      Sept. 30, 1992       Dec. 31, 1992      Total For Year
                                    --------------       -------------      --------------       -------------      --------------
  Income                                   $ 4,472             $ 4,570             $ 4,510             $ 4,786             $18,338

  Real estate expenses                       1,771               1,795               1,852               2,182               7,600
  Administrative expenses                      270                 330                 199                 282               1,081
                                           -------             -------             -------             -------             -------
  Income before gain on sale
   of real estate                            2,431               2,445               2,459               2,322               9,657
  Gain on sale of real estate                2,105                   -                   -                   -               2,105
                                           -------             -------             -------             -------             -------
  Net income                               $ 4,536             $ 2,445             $ 2,459             $ 2,322             $11,762
                                           -------             -------             -------             -------             -------
                                           -------             -------             -------             -------             -------

  Net income per share                      $ 0.50              $ 0.27              $ 0.27              $ 0.24              $ 1.28
                                            ------              ------              ------              ------              ------
                                            ------              ------              ------              ------              ------

PART III

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) 1. All schedules other than those indicated under 14(a)(1) above have been omitted since they are not required, not applicable, or the information is included in the financial statements or notes thereto.

     2. Exhibits required to be filed by Item 601 of Regulation S-K: Each of the exhibits listed on the exhibits index are incorporated by reference.

(b)  Reports on Form 8-K.

Reports on Form 8-K filed during the last quarter of the Registrant's fiscal year ended December 31, 1994: None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Real Estate Investment Trust of California
Dated:_________________

                         __________________________________________
                         LeRoy E. Carlson
                          Vice President and Chief Financial Officer
                          (Principal Financial and Accounting  Officer)

In accordance with the Exchange Act, this amendment to report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.


By /s/ William E. Borsari                                                                      October 2, 1995
   ----------------------------------------------------                                        ---------------
   William E. Borsari, Chairman of the Board
   Member - Board of Trustees


By /s/  Austin G. Anderson                                                                     October 2, 1995
   ----------------------------------------------------                                        ---------------
   Austin G. Anderson
   Member - Board of Trustees


By /s/ Roger P. Kuppinger                                                                      October 2, 1995
   ----------------------------------------------------                                        ---------------
   Roger P. Kuppinger
   Member - Board of Trustees


By /s/  Marshall C. Milligan                                                                   October 2, 1995
   ----------------------------------------------------                                        ---------------
   Marshall C. Milligan
   Member - Board of Trustees


By /s/  Gregory M. Simon                                                                       October 2, 1995
   ----------------------------------------------------                                        ---------------
   Gregory M. Simon
   Member - Board of Trustees


By /s/  R. Randall Woods                                                                       October 2, 1995
   ----------------------------------------------------                                        ---------------
   R. Randall Woods
   Member - Board of Trustees

By /s/  Jay W. Pauly                                                                           October 2, 1995
   ----------------------------------------------------                                        ---------------
   Jay W. Pauly, President and Chief Operating Officer
   Member - Board of Trustees

                                INDEX TO EXHIBITS                       PAGE (BY
                                                                      SEQUENTIAL
EXHIBIT                                                                NUMBERING
NUMBER    IDENTITY OF EXHIBIT                                            SYSTEM)
------    -------------------                                            -------


 3.1      Certificate of Amendment to Declaration of Trust, dated as of April 10, 1991.  (Previously filed on May 3, 1991 in the
          Exhibits to Form S-3 (File No. 33-40350) and incorporated
          by reference herein.)                                             ---

 3.2      Rights Agreement, dated as of May 29, 1990, between
          Registrant, as issuer, and Registrant, as rights agent.
          (Previously filed on May 29, 1990 in the Exhibits to
          Registrant's Current Report on Form 8-K (File No. 1-9639)
          and incorporated by reference herein.)                            ---

 3.3      Trustees' Regulations, as amended and restated August 10,
          1987. (Previously filed on August 27, 1987 in Exhibits to Registrant's Form S-2 (File No. 33-16829) and incorporated
          by reference herein.)                                             ---

10.1      Ground Lease and Option to Purchase dated September 15, 1980 between Elsinore-Lakeshore, Ltd., and SavOn Drugs, Inc.
          (Previously filed on August 24, 1984 in the Exhibits to Form
          S-2 (File No. 2-92534) and incorporated by reference herein.)     ---

10.2      Agreement for the Purchase and Sale of Real Property/Ground
          Lease Back, and Permanent Loan on Improvements by and
          between Registrant and Interstate Consolidated Industries
          dated as of May 21, 1985. (Previously filed on August 24,
          1984 in the Exhibits to Form S-2 (File No. 2-92534) and
          incorporated by reference herein.)                                ---

10.3      Secured Promissory Note between Registrant and Principal
          Mutual Life Insurance Company dated November 24, 1986.
          (Previously filed on March 24, 1987 in the Exhibits to
          Registrant's Annual Report on Form 10-K (File No. 0-8668) for
          the year ended December 31, 1986 and incorporated by
          reference herein.)                                                ---

10.4      Real Estate Investment Trust of California 1991 Stock
          Option Plan. (Previously filed on March 6, 1991 as Appendix
          B to the Registrant's Proxy Materials (File No. 1-9639)
          and incorporated by reference herein.)                            ---

10.5      Line of Credit Agreement between Real Estate Investment
          Trust of California and Sanwa Bank California dated as of
          June 21, 1991 filed in the Exhibits to Registrant's Annual
          Report on Form 10-K (File No. 0-8668) for the year ended
          December 31, 1992 and incorporated by reference herein.           ---

10.6      Line of Credit Agreement Between Real Estate Investment
          Trust of California and Union Bank dated as of December 6,
          1993 filed in the Exhibits to Registrant's Annual Report
          on Form 10-K (File No. 0-8668) for the year ended December
          31, 1993 and incorporated by reference herein.                    ---

10.7      Loan Agreement between The Prudential Insurance Company of
          America and Real Estate Investment Trust of California dated as of January 31, 1994 filed in the Exhibits to Registrant's
          Annual Report on Form 10-K (File No. 0-8668) for the year
          ended December 31, 1993 and incorporated by reference herein.     ---

                                INDEX TO EXHIBITS                       PAGE (BY
                                    CONTINUED                         SEQUENTIAL
EXHIBIT                                                                NUMBERING
NUMBER    IDENTITY OF EXHIBIT                                            SYSTEM)
------    -------------------                                            -------

10.8      Extension Agreement to Line of Credit Agreement between
          Real Estate Investment Trust of California and Sanwa Bank California dated as of June 21, 1991 filed in the Exhibits to this Form 10-K.

10.9 Employment agreement between Real Estate Investment Trust of California and Jay W. Pauly dated as of June 1, 1993 filed in the Exhibits to this Form 10-K.

10.10 Employment agreement between Real Estate Investment Trust of California and LeRoy E. Carlson dated as of October 1, 1990 filed in the Exhibits to this Form 10-K.

10.11 Employment agreement between Real Estate Investment Trust of California and John H. Nunn dated as of October 1, 1990 filed in the Exhibits to this Form 10-K.

13.1      Registrant's 1994 Annual Report to Shareholders.

23.1 Independent Auditor's Report on Consolidated Schedule of Investments in Rental Properties and Accumulated Depreciation and Consolidated Schedule of Notes Receivable Secured by Real Properties.