Form 10-Q/A
period 1995-03-31
REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
filed 1995-12-21
CIK 82373

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             ___________________

                                 FORM  10-Q/A
                             AMENDMENT NO. 1 TO:

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No ___.

                   Shares of Beneficial Interest outstanding
                       as of March 31, 1995  - 9,324,317

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Balance Sheets (Unaudited)  (Note 1)


                                                    Mar. 31,    Dec. 31,
                                                      1995        1994
                                                    --------------------
                                                      ($ in thousands)

ASSETS

Investments in Rental Properties.................
  Land...........................................   $  44,220   $  44,213
  Buildings and improvements.....................     164,114     162,015
                                                    ---------   ---------
                                                      208,334     206,228
    Less accumulated depreciation................    ( 20,103)   ( 18,889)
                                                    ---------   ---------
                                                      188,231     187,339

Investment in Unconsolidated Partnership.........       1,416       1,524
Notes Receivable Secured by Real Properties......       5,384       7,437
Cash.............................................       1,362         867
Other Assets.....................................       1,023       1,798
                                                    ---------   ---------
                                                     $197,416    $198,965
                                                    =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable....................................    $ 87,261    $ 88,675
Accounts Payable and Accrued Expenses............       2,053       1,901
Distributions Payable to Shareholders............       3,310       3,299
                                                     --------    --------
                                                       92,624      93,875
                                                     --------    --------

SHAREHOLDERS' EQUITY

Shares of Beneficial Interest  - no par value  -
  unlimited shares authorized; 9,324,317 shares
  in 1995 and 9,294,251 shares in 1994 issued
  and outstanding................................     104,792     105,090
                                                     --------    --------
                                                     $197,416    $198,965
                                                     ========    ========



                See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Statements of Income (Unaudited) (Note 1)


                                                       For the Three Months Ended
                                                         March 31,     March 31,
                                                           1995          1994
                                                       --------------------------
                                                         ($ in thousands, except
                                                              per-share data)

REVENUES
  Rental..............................................      $8,066        $5,719
  Interest/Other......................................         351           290
                                                            ------        ------
                                                             8,417         6,009
                                                            ------        ------

REAL ESTATE EXPENSES
  Depreciation........................................       1,322           851
  Interest............................................       1,733           605
  Property Taxes......................................         469           252
  Repairs and Maintenance.............................         435           285
  Insurance...........................................          59            31
  Leasing Commissions and Payroll.....................         519           320
  Utilities...........................................         520           350
  Other...............................................         428           260
                                                            ------        ------
                                                             5,485         2,954
                                                            ------        ------

ADMINISTRATIVE EXPENSES
  Trustees Fees.......................................          30            21
  Professional Services...............................          37            36
  Salaries and Overhead...............................         252           231
                                                            ------        ------
                                                               319           288
                                                            ------        ------

Net income............................................      $2,613        $2,767
                                                            ======        ======

Weighted Average Shares Outstanding (in thousands)....       9,306         9,246

Per Share Data
  Net Income..........................................       $ .28         $ .30
                                                            ======        ======

  Cash Distributions..................................      $ .355        $ .330
                                                            ======        ======



                See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Statements of Cash Flows (Unaudited) (Note 1)


                                                    For the Three Months Ended
                                                       March 31,    March 31,
                                                         1995         1994
                                                    --------------------------
                                                         ($ in thousands)

Cash flow from operating activities:
  Net income..........................................    $2,613      $ 2,767

Adjustment to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization.......................     1,345          871
  Decrease (increase) other assets....................       884      (   259)
  Increase in accounts payable........................       153          254
                                                          ------      -------
Net cash provided by operating activities.............     4,995        3,633
                                                          ------      -------

Cash flows from investing activities:

  Additions to buildings and improvements.............    (2,106)     (   306)
  Purchases of rental properties......................        -0-     (20,142)
  Collections on notes receivable.....................     2,054            6
                                                          ------      -------
Net Cash (used in) provided by
  investing activities................................    (   52)     (20,442)
                                                          ------      -------

Cash flow from financing activities:

  Principal payments on notes payable and lines of
   credit.............................................    (1,414)     (32,750)
  Distributions to Shareholders.......................    (3,102)     ( 2,909)
  Proceeds from long-term unsecured borrowings........        -0-      55,000
  Cash proceeds from sale of Shares of Beneficial
   Interest...........................................        68           32
                                                          ------      -------

Net cash provided by (used in) financing
 activities...........................................    (4,448)      19,373
                                                          ------      -------

Net increase in cash..................................       495        2,564
Cash at beginning of period...........................       867          218
                                                          ------      -------

Cash at end of period.................................    $1,362      $ 2,782
                                                          ======      =======



                See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION  (Unaudited)

Item 1:  Notes to Financial Information

     Note 1: Reference is made to Notes to Audited Consolidated Financial Statements appearing in the Trust's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.

     Note 2: The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods shown. The results for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I - FINANCIAL INFORMATION  (Unaudited)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Real Estate Investment Trust of California is a regionally focused, self-administered equity real estate investment trust which owns a diversified portfolio of real estate investments. The Trust currently invests primarily in apartment communities which offer attractive current returns, solid potential for long-term appreciation and earnings growth. The continuing policy of the Trust is to emphasizecurrent returns rather than the realization of capital gains through property dispositions, although in furtherance of the strategy emphasizing apartment investments, the Trust is contemplating the possible disposition of certain shopping center investments. Revenues of the Trust consist primarily of rental income derived from its portfolio of income-producing properties and to a much lesser extent interest income from secured notes receivable.

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

     The Trust acquired the following apartment properties in 1991, 1992, 1993 and 1994:


                        MONTH    # OF    PROPERTY           PURCHASE     PER
                      ACQUIRED   UNITS   LOCATION             PRICE      UNIT
-------------------------------------------------------------------------------
FOR YEAR 1991
-------------------------------------------------------------------------------

WindRush Village
       Apartments     March       366    Colton, CA        $15,450,000  $42,200
-------------------------------------------------------------------------------
Los Senderos
       Apartments     April       120    Phoenix, AZ         3,200,000   26,700
-------------------------------------------------------------------------------
Brentwood
       Apartments     December    224    Phoenix, AZ         3,950,000   17,600
-------------------------------------------------------------------------------
Shadow Bend
       Apartments     December    108    Scottsdale, AZ      3,200,000   29,600
-------------------------------------------------------------------------------
FOR YEAR 1992
-------------------------------------------------------------------------------
Park Scottsdale
       Apartments     September   128    Scottsdale, AZ     $4,175,000   32,600
-------------------------------------------------------------------------------
Monte Vista
       Apartments     December     60    Phoenix, AZ           900,000   15,000
-------------------------------------------------------------------------------
Ocotillo
       Apartments     December    173    Phoenix, AZ         2,400,000   13,900
-------------------------------------------------------------------------------
FOR YEAR 1993
-------------------------------------------------------------------------------
Telegraph Canyon
Villas Apartments     February    183    Chula Vista , CA  $11,200,000   61,200
-------------------------------------------------------------------------------
Posada del Este
       Apartments     April       148    Phoenix, AZ         3,400,000   23,000
-------------------------------------------------------------------------------
Lakeview
       Apartments     August      300    San Diego, CA      15,300,000   51,000
-------------------------------------------------------------------------------



-------------------------------------------------------------------------------
                        MONTH    # OF    PROPERTY           PURCHASE     PER
                      ACQUIRED   UNITS   LOCATION             PRICE      UNIT
-------------------------------------------------------------------------------
FOR YEAR 1994
-------------------------------------------------------------------------------
Hazel Ranch
       Apartments     February    208    Fair Oaks, CA      $8,900,000   42,800
-------------------------------------------------------------------------------
The Summit
       Apartments     February    125    Chino Hills, CA     7,495,000   60,000
-------------------------------------------------------------------------------
Countryside Village
       Apartments     February     96    El Cajon, CA        3,700,000   38,500
-------------------------------------------------------------------------------
Stonegate
       Apartments     June        310    Phoenix, AZ        13,550,000   43,700
-------------------------------------------------------------------------------
Cypress Springs II
       Apartments     June        144    Las Vegas, NV       7,500,000   52,100
-------------------------------------------------------------------------------
Tango
       Apartments     July        136    Las Vegas, NV       7,700,000   56,600
-------------------------------------------------------------------------------
Shaliko
       Apartments     October     151    Rocklin, CA         8,550,000   56,600
-------------------------------------------------------------------------------
Rocklin Gold
       Apartments     November    121    Rocklin, CA         6,300,000   52,000
-------------------------------------------------------------------------------
Quail Chase
       Apartments     December     90    Folsom, CA          5,500,000   61,100
-------------------------------------------------------------------------------
Total                           3,191                     $132,370,000  $41,500
-------------------------------------------------------------------------------


ACQUISITION RECAP BY STATE


--------------------------------------------------------------
              # OF         TOTAL      AVERAGE     % INVESTMENT
STATE         UNITS     INVESTMENT   UNIT COST       BY STATE
--------------------------------------------------------------
CALIFORNIA    1,640    $82,395,000    $50,200           62%
--------------------------------------------------------------
ARIZONA       1,271     34,775,000    $27,400           26%
--------------------------------------------------------------
NEVADA          280     15,200,000    $54,300           12%
--------------------------------------------------------------
TOTAL         3,191   $132,370,000    $41,000          100%
--------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

     The Trust has lines of credit with Sanwa Bank ($29,000,000) and Union Bank ($7,500,000) for use in the acquisition of income producing properties and general operating purposes, including the payment of distributions to shareholders. Reference is made to the Notes to the Trust's 1994 Annual Report on Form 10-K, as amended, for full details of the terms of these lines of credit. As of March 31, 1995, the Trust had outstanding balances on the lines of credit of $28,000,000.

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

     The following table quantifies cash flows from operating, investing and financing activities using information from the Consolidated Statements of Cash Flows:


-----------------------------------------------------------------------------
                                                        March 31,   March 31,
For the Three Months Ended                                1995        1994
-----------------------------------------------------------------------------
Net cash provided by operating activities........        $  4,995    $  3,633
-----------------------------------------------------------------------------
Net cash used in investing activities............          (   52)    (20,442)
-----------------------------------------------------------------------------
Net cash provided by (used in) financing activities...     (4,448)     19,373
-----------------------------------------------------------------------------
Net increase in cash..................................   $    495    $  2,564
-----------------------------------------------------------------------------
Cash at end of period.................................   $  1,362    $  2,782
-----------------------------------------------------------------------------


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


----------------------------------------------------------------------
                                  MARCH 31,    MARCH 31,    PERCENTAGE
FOR THE THREE MONTHS ENDED          1995         1994         CHANGE
----------------------------------------------------------------------

Total revenues                       $8,417       $6,009       40.1%
----------------------------------------------------------------------
----------------------------------------------------------------------
Depreciation                          1,322          851       55.3
----------------------------------------------------------------------
Interest                              1,733          605      186.4
----------------------------------------------------------------------
Property operating costs              2,430        1,498       62.2
----------------------------------------------------------------------
----------------------------------------------------------------------
Administrative expenses                 319          288       10.8
----------------------------------------------------------------------
----------------------------------------------------------------------
Net Income                           $2,613       $2,767       (5.6%)
----------------------------------------------------------------------
----------------------------------------------------------------------
Weighted Average Shares
  Outstanding  (000's)                9,306        9,246
----------------------------------------------------------------------


     Revenues and real estate expenses have increased from March 31, 1994 to March 31, 1995 primarily due to 1994 property acquisitions and improvements in occupancies and operating performances of existing apartment investments. As new investments were acquired, depreciation expense has increased. In March 1994, the Trust funded the Prudential Insurance Company of America $55,000,000 unsecured note payable. The interest on this borrowing is the major portion of the increase in interest expense between the periods. These funds were used to fund 1994 property acquisitions. The operating costs increased due to the 1994 property acquisitions totaling 1,381 apartment units, as shown in the table above.

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

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned duly authorized.

                                   REAL ESTATE INVESTMENT TRUST OF CALIFORNIA


Date:__________________            By:_______________________________________
                                      LEROY E. CARLSON
                                      Vice President, Secretary and Treasurer
                                      (for the Registrant and as Chief
                                      Accounting Officer)