Form 10-Q/A
period 1995-06-30
REAL ESTATE INVESTMENT TRUST OF CALIFORNIA
filed 1995-12-21
CIK 82373

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                             ___________________

                                 FORM  10-Q/A
                              AMENDMENT NO. 1 TO:

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1995.

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

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Balance Sheets (Unaudited)  (Note 1)


                                                   June 30,          Dec. 31,
                                                     1995              1994
                                                   ---------         ---------
                                                         ($ in thousands)


ASSETS

Investments in Rental Properties.................
  Land...........................................  $  44,220         $  44,213
  Buildings and improvements.....................    164,812           162,015
                                                   ---------         ---------
                                                     209,032           206,228
    Less accumulated depreciation................   ( 21,332)         ( 18,889)
                                                   ---------         ---------
                                                     187,700           187,339

Investment in Unconsolidated Partnership.........      1,308             1,524
Notes Receivable Secured by Real Properties......      5,381             7,437
Cash.............................................        486               867
Other Assets.....................................      1,862             1,798
                                                   ---------         ---------
                                                     196,737           198,965
                                                   =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable Secured by Real Properties.........     87,047            88,675
Accounts Payable and Accrued Expenses............      2,064             1,901
Distributions Payable to Shareholders............      3,315             3,299
                                                   ---------         ---------
                                                      92,426            93,875
                                                   ---------         ---------

SHAREHOLDERS' EQUITY

Shares of Beneficial Interest - no par value -
  unlimited shares authorized; 9,340,697 shares
  in 1995 and 9,294,251 shares in 1994 issued
  and outstanding................................    104,311           105,090
                                                   ---------         ---------
                                                    $196,737          $198,965
                                                   =========         =========


                See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Statements of Income (Unaudited) (Note 1)


                                                      For the Three Months Ended    For the Six Months Ended
                                                         June 30,     June 30,         June 30,  June 30,
                                                          1995          1994             1995      1994
                                                      ---------------------------   ------------------------
                                                              (in thousands, except per-share data)
REVENUES
  Rental.........................................         $ 8,058      $ 6,584          $16,124   $12,303
  Interest / Other...............................             403          328              754       618
                                                          -------      -------          -------   -------
                                                            8,461        6,912           16,878    12,921
                                                          -------      -------          -------   -------

REAL ESTATE EXPENSES
  Depreciation...................................           1,338        1,060            2,660     1,911
  Interest.......................................           1,744        1,027            3,477     1,632
  Property Taxes.................................             470          306              939       558
  Repairs and Maintenance........................             416          371              851       656
  Insurance......................................              47           44              106        75
  Leasing Commissions and Payroll................             571          442            1,090       762
  Utilities......................................             626          411            1,146       761
  Other..........................................             447          313              875       573
                                                          -------      -------          -------   -------
                                                            5,659        3,974           11,144     6,928
                                                          -------      -------          -------   -------

ADMINISTRATIVE EXPENSES
  Trustees Fees..................................              29           21               59        42
  Professional Services..........................             134          132              171       168
  Salaries and Overhead..........................              86          175              338       406
                                                          -------      -------          -------   -------
                                                              249          328              568       616
                                                          -------      -------          -------   -------

NET INCOME.......................................         $ 2,553      $ 2,610          $ 5,166   $ 5,377
                                                          =======      =======          =======   =======

Weighted Average Shares Outstanding (in thousands)          9,333        9,256            9,320     9,251
                                                          =======      =======          =======   =======

Per Share Data
  Net Income.....................................           $ .27        $ .28            $ .55     $ .58
                                                          =======      =======          =======   =======
  Cash Distributions.............................          $ .355       $ .345           $ .710     $.675
                                                          =======      =======          =======   =======



                See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION

Item 1:  Consolidated Statements of Cash Flows (Unaudited) (Note 1)


                                                      For the Three Months Ended    For the Six Months Ended
                                                         June 30,    June 30,         June 30,    June 30,
                                                           1995        1994             1995        1994
                                                      --------------------------    ------------------------
                                                                         ($ in thousands)

Cash flow from operating activities:
  Net income.....................................         $ 2,553     $ 2,610          $ 5,166     $ 5,377

Adjustment to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization..................           1,362       1,083            2,707       1,952
  (Increase) decrease in other assets............        (    839)    (   677)              45        (936)
  Increase (decrease) in accounts payable........              11         357              164         611
                                                         --------     -------          -------     -------
Net cash provided by operating activities........           3,087       3,373            8,082       7,004
                                                         --------     -------          -------     -------

Cash flows from investing activities:

  Additions to buildings and improvements........        (    698)    ( 1,704)         ( 2,804)    ( 2,020)
  Purchases of rental properties.................              -0-    (21,108)              -0-    (41,238)
  Collections on notes receivable................               3       1,292            2,057       1,298
                                                         --------     -------          -------     -------

Net cash used in investing activities............        (    695)    (21,520)         (   747)    (41,960)
                                                         --------     -------          -------     -------

Cash flow from financing activities:

  Principal payments on notes payable............        (    214)    (    -0-)        ( 1,628)    (32,750)
  Distributions to shareholders..................        (  3,123)    ( 2,971)         ( 6,224)    ( 5,880)
  Proceeds from short-term unsecured borrowings..              -0-     19,500               -0-     19,500
  Proceeds from long-term unsecured borrowings...              -0-         -0-              -0-     55,000
  Cash proceeds from sale of Shares of Beneficial
    Interest.....................................              69         104              136         136
                                                         --------     -------          -------     -------

Net cash (used in) provided by financing
  activities.....................................        (  3,268)     16,633          ( 7,716)     36,006
                                                         --------     -------          -------     -------

Net (decrease) increase in cash..................        (    876)    ( 1,514)         (   381)      1,050
                                                         --------     -------          -------     -------

Cash at beginning of period......................           1,362       2,782              867         218
                                                         --------     -------          -------     -------

Cash at end of period............................         $   486     $ 1,268          $   486     $ 1,268
                                                         ========     =======          =======     =======



                See accompanying Notes to Financial Information

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I  -  FINANCIAL INFORMATION  (Unaudited)

Item 1:  Notes to Financial Information

     Note 1: Reference is made to Notes to Audited Consolidated Financial Statements appearing in the Trust's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.

     Note 2: The accompanying unaudited consolidated financial statements are prepared in accordance with instructions to Form 10-Q and in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the interim periods shown. The results for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

PART I - FINANCIAL INFORMATION  (Unaudited)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Real Estate Investment Trust of California is a regionally focused, self-administered equity real estate investment trust which owns a diversified portfolio of real estate investments. The Trust currently invests primarily in apartment communities which offer attractive current returns, solid potential for long-term appreciation and earnings growth. The continuing policy of the Trust is to emphasize current returns, rather than the realization of capital gains through property dispositions, although in furtherance of the strategy emphasizing apartment investments. Revenues of the Trust consist primarily of rental income derived from its portfolio of income-producing properties and to a much lesser extent interest income from secured notes receivable.

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

     The following table is a summary of apartment acquisitions of the Trust since March of 1991:


-----------------------------------------------------------------------
                                  TOTAL         AVERAGE    % INVESTMENT
STATE           # OF UNITS     INVESTMENT      UNIT COST      BY STATE
-----------------------------------------------------------------------

CALIFORNIA         1,640      $82,395,000       $50,200          62%
-----------------------------------------------------------------------
ARIZONA            1,271       34,775,000       $27,400          26%
-----------------------------------------------------------------------
NEVADA               280       15,200,000       $54,300          12%
-----------------------------------------------------------------------
TOTAL:             3,191     $132,370,000       $41,000         100%
-----------------------------------------------------------------------


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

     The following table quantifies cash flows from operating, investing and financing activities using information from the Consolidated Statements of Cash Flows:


                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
---------------------------------------------------------------------------------------------
                                                      June 30,  June 30,   June 30,  June 30,
For the Three and Six Months Ended                      1995      1994       1995      1994
---------------------------------------------------------------------------------------------
Net cash provided by operating activities............   $3,087   $ 3,373     $8,082   $ 7,004
---------------------------------------------------------------------------------------------
Net cash used in investing activities................   (  695)  (21,520)    (  747)  (41,960)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities..   (3,268)   16,633     (7,716)   36,006
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash......................   ($ 876)  ($1,514)    ($ 381)  $ 1,050
---------------------------------------------------------------------------------------------
Cash at end of period................................    $ 486   $ 1,268     $  486   $ 1,268
---------------------------------------------------------------------------------------------

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


----------------------------------------------------------------------------------------------------
                        THREE MONTHS   THREE MONTHS             SIX MONTHS     SIX MONTHS
FOR THE THREE AND SIX    ENDED JUNE     ENDED JUNE       %      ENDED JUNE     ENDED JUNE        %
     MONTHS ENDED         30, 1995       30, 1994     CHANGE     30, 1995       30, 1994      CHANGE
----------------------------------------------------------------------------------------------------

Total revenues             $ 8,461        $ 6,912      22.4       $16,878        $12,921       30.6%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Depreciation                 1,338          1,060      26.2         2,660          1,911       39.2
----------------------------------------------------------------------------------------------------
Interest                     1,744          1,027      69.8         3,477          1,632      113.1
----------------------------------------------------------------------------------------------------
Property operating costs     2,577          1,887      36.6         5,007          3,385       47.9
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Administrative expenses        249            328     (24.1%)         568            616       (7.8)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Net Income                 $ 2,553        $ 2,610      (2.2%)     $ 5,166        $ 5,377       (3.9%)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Weighted Average Shares
Outstanding (000's)          9,333          9,256                   9,320          9,251
----------------------------------------------------------------------------------------------------


     Revenues and real estate expenses increased from June 30, 1994 to June 30, 1995 primarily due to 1994 acquisitions and improvements in occupancies and operating performances of existing apartment investments. Approximately 66% of this increase was attributed to 1994 property acquisitions and 34% to prior acquisition and improved occupancies and rental increases. As new investments were acquired, depreciation expense has increased. In March 1994, the Trust funded the Prudential Insurance Company of America $55,000,000 unsecured note payable. The interest on this borrowing is the major portion of the increase in interest expense between the periods. These funds were used to fund 1994 property acquisitions. The operating costs increased due to the 1994 property acquisitions totaling 1,381 apartment units.

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